Form 10-Q
period 2020-04-04
PLEXUS CORP
filed 2020-05-08
CIK 785786

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
For the quarterly period ended April 4, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020, there were 29,186,367 shares of common stock outstanding.

PLEXUS CORP.

April 4, 2020

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales	$767,364	$789,051	$1,619,773	$1,554,595
Cost of sales	705,919	718,415	1,479,138	1,411,576
Gross profit	61,445	70,636	140,635	143,019
Selling and administrative expenses	38,233	37,462	77,489	72,894
Restructuring and impairment charges	6,003	—	6,003	—
Operating income	17,209	33,174	57,143	70,125
Other income (expense):
Interest expense	(3,814)	(3,145)	(7,946)	(5,394)
Interest income	533	440	1,178	965
Miscellaneous, net	154	(1,773)	(2,019)	(2,885)
Income before income taxes	14,082	28,696	48,356	62,811
Income tax expense	1,156	3,938	4,424	15,827
Net income	$12,926	$24,758	$43,932	$46,984
Earnings per share:
Basic	$0.44	$0.81	$1.50	$1.52
Diluted	$0.43	$0.79	$1.46	$1.48
Weighted average shares outstanding:
Basic	29,291	30,603	29,216	31,003
Diluted	29,925	31,385	29,999	31,836
Comprehensive (loss) income:
Net income	$12,926	$24,758	$43,932	$46,984
Other comprehensive (loss) income :
Derivative instrument fair value adjustment	(6,539)	1,984	(4,316)	2,362
Foreign currency translation adjustments	(7,327)	515	(2,123)	(1,356)
Other comprehensive (loss) income :	(13,866)	2,499	(6,439)	1,006
Total comprehensive (loss) income	$(940)	$27,257	$37,493	$47,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 4, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$225,830	$223,761
Restricted cash	1,458	2,493
Accounts receivable, net of allowances of $4,642 and $1,537, respectively	462,812	488,284
Contract assets	111,277	90,841
Inventories, net	765,818	700,938
Prepaid expenses and other	27,537	31,974
Total current assets	1,594,732	1,538,291
Property, plant and equipment, net	381,668	384,224
Operating lease right-of-use assets	74,371	—
Deferred income taxes	14,071	13,654
Other assets	30,356	64,714
Total non-current assets	500,466	462,592
Total assets	$2,095,198	$2,000,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$107,880	$100,702
Accounts payable	483,441	444,944
Customer deposits	136,545	139,841
Accrued salaries and wages	53,199	73,555
Other accrued liabilities	119,792	106,461
Total current liabilities	900,857	865,503
Long-term debt and finance lease obligations, net of current portion	186,327	187,278
Long-term accrued income taxes payable	53,899	59,572
Long-term operating lease liabilities	39,617	—
Deferred income taxes payable	6,363	5,305
Other liabilities	15,577	17,649
Total non-current liabilities	301,783	269,804
Total liabilities	1,202,640	1,135,307
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 53,414 and 52,917 shares issued, respectively, and 29,186 and 29,004 shares outstanding, respectively	534	529
Additional paid-in capital	607,446	597,401
Common stock held in treasury, at cost, 24,228 and 23,913 shares, respectively	(912,731)	(893,247)
Retained earnings	1,221,532	1,178,677
Accumulated other comprehensive loss	(24,223)	(17,784)
Total shareholders’ equity	892,558	865,576
Total liabilities and shareholders’ equity	$2,095,198	$2,000,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Common stock - shares outstanding
Beginning of period	29,222	30,992	29,004	31,838
Exercise of stock options and vesting of other stock awards	189	241	498	265
Treasury shares purchased	(225)	(992)	(316)	(1,862)
End of period	29,186	30,241	29,186	30,241

Total stockholders' equity, beginning of period	$908,372	$905,163	$865,576	$921,143
Common stock - par value
Beginning of period	532	526	529	526
Exercise of stock options and vesting of other stock awards	2	2	5	2
End of period	534	528	534	528
Additional paid-in capital
Beginning of period	609,168	587,011	597,401	581,488
Stock-based compensation expense	5,779	5,176	10,825	9,929
Exercise of stock options and vesting of other stock awards, including tax benefits	(7,501)	(5,908)	(780)	(5,138)
End of period	607,446	586,279	607,446	586,279
Treasury stock
Beginning of period	(899,577)	(761,189)	(893,247)	(711,138)
Treasury shares purchased	(13,154)	(56,246)	(19,484)	(106,297)
End of period	(912,731)	(817,435)	(912,731)	(817,435)
Retained earnings
Beginning of period	1,208,606	1,092,287	1,178,677	1,062,246
Net income	12,926	24,758	43,932	46,984
Cumulative effect adjustment for adoption of new accounting pronouncements (1)	—	—	(1,077)	7,815
End of period	1,221,532	1,117,045	1,221,532	1,117,045
Accumulated other comprehensive (loss) income
Beginning of period	(10,357)	(13,472)	(17,784)	(11,979)
Other comprehensive (loss) income	(13,866)	2,499	(6,439)	1,006
End of period	(24,223)	(10,973)	(24,223)	(10,973)
Total stockholders' equity, end of period	$892,558	$875,444	$892,558	$875,444
(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 4, 2020	March 30, 2019
Cash flows from operating activities
Net income	$43,932	$46,984
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,938	25,468
Deferred income taxes	2,226	1,622
Share-based compensation expense	10,825	9,929
Provision for allowance for doubtful accounts	3,402	—
Asset impairment charges	3,054	—
Other, net	(13)	92
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	21,671	(50,717)
Contract assets	(20,300)	(10,298)
Inventories	(65,662)	(77,917)
Other current and noncurrent assets	7,619	(4,367)
Accrued income taxes payable	(17,050)	(824)
Accounts payable	41,595	(28,187)
Customer deposits	(3,049)	38,197
Other current and noncurrent liabilities	(10,780)	15,486
Cash flows provided by (used in) operating activities	45,408	(34,532)
Cash flows from investing activities
Payments for property, plant and equipment	(30,679)	(54,556)
Proceeds from sales of property, plant and equipment	694	93
Business acquisition	—	1,180
Cash flows used in investing activities	(29,985)	(53,283)
Cash flows from financing activities
Borrowings under debt agreements	335,694	667,025
Payments on debt and finance lease obligations	(329,756)	(581,360)
Repurchases of common stock	(19,484)	(106,297)
Proceeds from exercise of stock options	9,850	1,264
Payments related to tax withholding for share-based compensation	(10,625)	(6,400)
Cash flows used in financing activities	(14,321)	(25,768)
Effect of exchange rate changes on cash and cash equivalents	(68)	256
Net increase (decrease) in cash and cash equivalents and restricted cash	1,034	(113,327)
Cash and cash equivalents and restricted cash:
Beginning of period	226,254	297,686
End of period	$227,288	$184,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 4, 2020 AND MARCH 30, 2019
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 4, 2020 and September 28, 2019, the results of operations and shareholders' equity for the three and six months ended April 4, 2020 and March 30, 2019, and the cash flows for the same six month periods.
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
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and notes thereto. The full extent to which the COVID-19 outbreak will impact the Company's business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. The Company has considered information available as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
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
In February 2016, the FASB issued ASU 2016-02 (“Topic 842”), which is intended to improve financial reporting of lease transactions by requiring lessees to recognize most leases as a right-of-use (“ROU”) asset and lease liability on their balance sheets for the rights and obligations created by leases, but record expenses on their income statements in a similar manner. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 also requires disclosures regarding the amount, timing and judgments related to accounting for an entity’s leases and related cash flows.
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
In March 2020, the FASB issued ASU 2020-04, which provides guidance in accounting for contracts, hedging relationships, and other transactions that are affected by reference rate reform. The optional expedients and exceptions in this guidance are allowed to be applied by the Company starting with the second quarter of fiscal year 2020. The Company is currently in the process of assessing the impacts of the adoption on its Consolidated Financial Statements.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of April 4, 2020 and September 28, 2019 consisted of the following (in thousands):

	April 4, 2020	September 28, 2019
Raw materials	$634,357	$577,545
Work-in-process	59,021	49,315
Finished goods	72,440	74,078
Total inventories, net	$765,818	$700,938

In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 4, 2020 and September 28, 2019 was $131.7 million and $136.5 million, respectively.

3.    Debt, Finance Lease Obligations and Other Financing
Debt, finance lease obligations and other financing as of April 4, 2020 and September 28, 2019 consisted of the following (in thousands):

	April 4, 2020	September 28, 2019
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the credit facility	101,000	95,000
Finance lease and other financing obligations	44,574	44,492
Unamortized deferred financing fees	(1,367)	(1,512)
Total obligations	294,207	287,980
Less: current portion	(107,880)	(100,702)
Long-term debt and finance lease obligations, net of current portion	$186,327	$187,278

On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of April 4, 2020, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new 5-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the six months ended April 4, 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $122.2 million. The Company borrowed $333.7 million and repaid $327.7 million of revolving borrowings under the Credit Facility during the six months ended April 4, 2020. As of April 4, 2020, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA previously discussed. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.125% as of April 4, 2020. To further ensure our ability to meet our working capital and fixed capital requirements, the Company entered into Amendment No. 1 to the Credit Facility on April 29, 2020, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) in response to the COVID-19 outbreak. The agreement amended the Credit Facility among the Company, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and the Agent (the “Existing Credit Facility”; the Existing Credit Facility as amended by the Amendment, the “Credit Facility”). Refer to Note 17, "Subsequent Event," for further information regarding the Amendment.
The fair value of the Company’s debt, excluding finance leases, was $249.5 million and $252.3 million as of April 4, 2020 and September 28, 2019, respectively. The carrying value of the Company's debt, excluding finance leases and other financing obligations, was $251.0 million and $245.0 million as of April 4, 2020 and September 28, 2019, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $4.9 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $79.8 million as of April 4, 2020, and $80.0 million as of September 28, 2019. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $4.9 million liability as of April 4, 2020, and a $0.6 million liability as of September 28, 2019.
The Company had additional forward currency exchange contracts outstanding as of April 4, 2020, with a notional value of $23.8 million; there were $34.4 million such contracts outstanding as of September 28, 2019. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net." The total fair value of these derivatives was a $0.4 million liability as of April 4, 2020, and a $0.9 million asset as of September 28, 2019.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 4, 2020	September 28, 2019		April 4, 2020	September 28, 2019
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$—	$156	Other accrued liabilities	$4,902	$798

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 4, 2020	September 28, 2019		April 4, 2020	September 28, 2019
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$119	$912	Other accrued liabilities	$512	$54

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives
	April 4, 2020	March 30, 2019
Foreign currency forward contracts	$(6,325)	$1,241

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive (Loss) Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		April 4, 2020	March 30, 2019
Foreign currency forward contracts	Cost of sales	$204	$(670)
Foreign currency forward contracts	Selling and administrative expenses	$10	$(73)

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		April 4, 2020	March 30, 2019
Foreign currency forward contracts	Miscellaneous, net	$(223)	$843

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income ("OCL") (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives
	April 4, 2020	March 30, 2019
Foreign currency forward contracts	$(4,140)	$853

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive (Loss) Income (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		April 4, 2020	March 30, 2019
Foreign currency forward contracts	Cost of sales	$177	$(1,354)
Foreign currency forward contracts	Selling and administrative expenses	$(1)	$(155)

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		April 4, 2020	March 30, 2019
Foreign currency forward contracts	Miscellaneous, net	$(633)	$1,630

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
Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

The following table lists the fair values of liabilities of the Company’s derivatives as of April 4, 2020 and September 28, 2019, by input level:

Fair Value Measurements Using Input Levels (Liability)/Asset (in thousands)
April 4, 2020	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(5,295)	$—	$(5,295)

September 28, 2019
Derivatives
Foreign currency forward contracts	$—	$216	$—	$216

The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.

5.    Income Taxes
Income tax expense for the three and six months ended April 4, 2020 was $1.2 million and $4.4 million, respectively, compared to $3.9 million and $15.8 million for the three and six months ended March 30, 2019, respectively.
The effective tax rate for the three and six months ended April 4, 2020 was 8.2% and 9.1%, respectively, compared to the effective tax rates of 13.7% and 25.2% for the three and six months ended March 30, 2019, respectively. The effective tax rate for the three and six months ended April 4, 2020 decreased from the effective tax rate for the three and six months ended March 30, 2019, primarily due to the geographic distribution of pre-tax book income, the additional impact of the U.S. Tax Cuts & Jobs Act of $7.0 million recorded during the three months ended December 29, 2018, the $0.6 million tax benefit related to restructuring recorded during the three months ended April 4, 2020 and the $0.8 million benefit for special tax items recorded during the three months ended January 4, 2020. The $0.8 million benefit during the three months ended January 4, 2020 was comprised of a $1.9 million benefit related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by $1.1 million of special tax items.
The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. The Company does not expect a material impact from the law.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of April 4, 2020. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended April 4, 2020 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended April 4, 2020, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 4, 2020 and March 30, 2019 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net income	$12,926	$24,758	$43,932	$46,984
Basic weighted average common shares outstanding	29,291	30,603	29,216	31,003
Dilutive effect of share-based awards and options outstanding	634	782	783	833
Diluted weighted average shares outstanding	29,925	31,385	29,999	31,836
Earnings per share:
Basic	$0.44	$0.81	$1.50	$1.52
Diluted	$0.43	$0.79	$1.46	$1.48

For the three and six months ended April 4, 2020, share-based awards for approximately 0.3 million and 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
For both the three and six months ended March 30, 2019, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 41 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) assets and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.

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

Upon adoption of ASU 2016-02, the Company recorded $45.5 million of right-of-use assets and lease liabilities, related to its existing operating lease portfolio. The Company also reclassified amounts previously held on the balance sheet to operating right-of-use assets and operating lease liabilities upon adoption due to existing arrangements subject to the new standard, including $30.2 million of prepaid leases in other non-current assets. The accounting for the Company’s finance leases remained substantially unchanged. In addition, the company recognized a $1.1 million reduction to retained earnings as a result of two existing build-to-suit arrangements for the facilities in Guadalajara, Mexico that were reassessed to be finance leases under the new standard. The adoption of this new standard did not have a material impact on the Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Comprehensive (Loss) Income.

As a result of the adoption, the following adjustments were made to the opening balances of the Company's Condensed Consolidated Balance Sheets (in thousands):

	September 28, 2019	Impacts due to adoption of Topic 842	September 29, 2019
ASSETS
Prepaid expenses and other	$31,974	$(170)	$31,804
Operating right-of-use assets	—	75,790	75,790
Property, plant and equipment, net	384,224	(1,833)	382,391
Deferred income taxes	13,654	432	14,086
Other non-current assets	64,714	(30,193)	34,521
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$106,461	$7,939	$114,400
Long-term debt and finance lease obligations, net of current portion	187,278	(207)	187,071
Long-term operating lease liabilities	—	37,371	37,371
Retained earnings	1,178,677	(1,077)	1,177,600

The components of lease expense for three and six months ended April 4, 2020 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	April 4, 2020	April 4, 2020
Finance lease expense:
Amortization of right-of-use assets	$1,075	$2,269
Interest on lease liabilities	1,211	2,502
Operating lease expense	2,898	6,079
Other lease expense	1,139	1,259
Total	$6,323	$12,109

Based on the nature of the ROU asset, amortization of finance right-of-use assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the Condensed Consolidated Statements of Comprehensive (Loss) Income. Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	April 4, 2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$36,227
Operating lease assets	Right-of-use operating lease assets	74,371
Total lease assets		$110,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$2,372
Operating lease liabilities	Other accrued liabilities	8,545
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	36,532
Operating lease liabilities	Long-term operating lease liabilities	39,617
Total lease liabilities		$87,066

Other information related to the Company’s leases was as follows:

April 4, 2020
Weighted-average remaining lease term (in years)
Finance leases	13.4
Operating leases	18.3
Weighted-average discount rate
Finance leases	17.8%
Operating leases	3.0%

	Three Months Ended	Six Months Ended
	April 4, 2020	April 4, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$1,125	$2,249
Operating cash flows used in operating leases	2,659	5,838
Finance cash flows used in finance leases	845	1,564
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$6	$7,509
Finance leases	83	357

Future minimum lease payments required under finance and operating leases as of April 4, 2020, were as follows (in thousands):

	Operating leases	Finance leases
Remaining 2020	$5,241	$3,602
2021	8,710	6,535
2022	7,950	6,068
2023	7,532	5,321
2024	5,936	4,993
2025 and thereafter	20,362	98,771
Total minimum lease payments	55,731	125,290
Less: imputed interest	(7,569)	(86,386)
Present value of lease liabilities	$48,162	$38,904

As of April 4, 2020, the Company’s future operating leases that have not yet commenced are immaterial.
Future minimum lease payments required under long-term operating and capital leases as of September 28, 2019, were as follows (in thousands):

	Operating leases	Capital leases
2020	$10,395	$6,734
2021	6,554	3,490
2022	5,584	2,884
2023	5,153	1,652
2024	3,713	958
Thereafter	9,426	34,143
Total	$40,825	$49,861

8.    Share-Based Compensation
The Company recognized $5.8 million and $10.8 million of compensation expense associated with share-based awards for the three and six months ended April 4, 2020, respectively, and $5.2 million and $9.9 million for the three and six months ended March 30, 2019, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled appreciation rights ("SARs"). The Company uses its stock price on grant date as the fair value assigned to restricted stock units ("RSUs").
Performance stock units ("PSUs") are payable in shares of the Company's common stock. PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the three year performance period, a performance condition. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.6 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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
Information about the Company’s three reportable segments for the three and six months ended April 4, 2020 and March 30, 2019, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales:
AMER	$334,454	$364,490	$687,930	$718,357
APAC	387,845	378,441	838,987	756,553
EMEA	74,003	75,822	158,480	148,120
Elimination of inter-segment sales	(28,938)	(29,702)	(65,624)	(68,435)
	$767,364	$789,051	$1,619,773	$1,554,595

Operating income (loss):
AMER	$289	$14,230	$12,586	$28,680
APAC	49,874	48,704	112,252	100,515
EMEA	(544)	(133)	(858)	863
Corporate and other costs	(32,410)	(29,627)	(66,837)	(59,933)
	$17,209	$33,174	$57,143	$70,125
Other income (expense):
Interest expense	$(3,814)	$(3,145)	$(7,946)	$(5,394)
Interest income	533	440	1,178	965
Miscellaneous, net	154	(1,773)	(2,019)	(2,885)
Income before income taxes	$14,082	$28,696	$48,356	$62,811

	April 4, 2020	September 28, 2019
Total assets:
AMER	$796,760	$751,990
APAC	974,617	958,744
EMEA	242,040	209,541
Corporate and eliminations	81,781	80,608
	$2,095,198	$2,000,883

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended April 4, 2020 and March 30, 2019 (in thousands):

	Six Months Ended
	April 4, 2020	March 30, 2019
Reserve balance, beginning of period	$6,276	$6,646
Accruals for warranties issued during the period	1,554	2,374
Settlements (in cash or in kind) during the period	(1,466)	(1,737)
Reserve balance, end of period	$6,364	$7,283

12.    Shareholders' Equity
On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During the three months ended April 4, 2020, the Company repurchased 224,564 shares under the 2019 Program for $13.2 million at an average price of $58.57 per share. During the six months ended April 4, 2020, the Company repurchased 315,231 shares under the 2019 Program for $19.5 million at an average price of $61.81 per share. As of

April 4, 2020, $27.2 million of authority remained under the 2019 Program. The Company suspended indefinitely any share repurchases under the 2019 Program in March 2020 due to the uncertainties created by the COVID-19 outbreak.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). During the three months ended March 30, 2019, the Company repurchased 991,683 shares under the 2018 Program for $56.2 million, at an average price of $56.72 per share. During the six months ended March 30, 2019, the Company repurchased 1,861,632 shares under the 2018 Program for $106.3 million, at an average price of $57.10 per share. The 2018 Program was completed during the fiscal fourth quarter of 2019, when all share repurchase authority under it was exhausted.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 4, 2020 is $340.0 million. The maximum facility amount under the HSBC RPA as of April 4, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive (Loss) Income in the period of the sale.
The Company sold $188.3 million and $241.9 million of trade accounts receivable under these programs during the three months ended April 4, 2020 and March 30, 2019, respectively, in exchange for cash proceeds of $187.4 million and $240.4 million, respectively.
The Company sold $416.1 million and $474.4 million of trade accounts receivable under these programs during the six months ended April 4, 2020 and March 30, 2019, respectively, in exchange for cash proceeds of $414.0 million and $471.6 million, respectively.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and six months ended April 4, 2020 and March 30, 2019, respectively, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended April 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$117,143	$118,033	$35,804	$270,980
Industrial/Commercial	87,260	182,582	16,961	286,803
Aerospace/Defense	96,197	42,933	18,356	157,486
Communications	30,828	19,994	1,273	52,095
External revenue	331,428	363,542	72,394	767,364
Inter-segment sales	3,026	24,303	1,609	28,938
Segment revenue	$334,454	$387,845	$74,003	$796,302

	Three Months Ended March 30, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$125,434	$141,655	$32,547	$299,636
Industrial/Commercial	94,208	131,808	24,220	250,236
Aerospace/Defense	75,854	47,752	16,904	140,510
Communications	67,681	29,984	1,004	98,669
External revenue	363,177	351,199	74,675	789,051
Inter-segment sales	1,313	27,242	1,147	29,702
Segment revenue	$364,490	$378,441	$75,822	$818,753

	Six Months Ended April 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$241,339	$267,758	$74,170	$583,267
Industrial/Commercial	179,181	381,928	35,694	596,803
Aerospace/Defense	201,686	86,182	41,740	329,608
Communications	58,794	48,685	2,616	110,095
External revenue	681,000	784,553	154,220	1,619,773
Inter-segment sales	6,930	54,434	4,260	65,624
Segment revenue	$687,930	$838,987	$158,480	$1,685,397

	Six Months Ended March 30, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$241,199	$293,761	$65,254	$600,214
Industrial/Commercial	177,926	248,079	43,373	469,378
Aerospace/Defense	138,227	89,846	34,902	262,975
Communications	158,145	60,959	2,924	222,028
External revenue	715,497	692,645	146,453	1,554,595
Inter-segment sales	2,860	63,908	1,667	68,435
Segment revenue	$718,357	$756,553	$148,120	$1,623,030

For both the three and six months ended April 4, 2020 and March 30, 2019, approximately 90% of the Company's revenue was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets for the six months ended April 4, 2020 and March 30, 2019 (in thousands):

	Six Months Ended
	April 4, 2020	March 30, 2019
Contract assets, beginning of period	$90,841	$—
Cumulative effect adjustment at September 29, 2018	—	76,417
Revenue recognized during the period	1,460,580	1,393,777
Amounts collected or invoiced during the period	(1,440,144)	(1,383,391)
Contract assets, end of period	$111,277	$86,803

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities. As of April 4, 2020 and September 28, 2019 the balance of prepayments from customers that remained in Other accrued liabilities was $80.0 million and $67.9 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
Restructuring and impairment costs incurred in the Company's AMER segment primarily relate to the previously announced closure of our Boulder Design Center. These charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive (Loss) Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

For the three and six months ended April 4, 2020, the Company incurred restructuring and impairment costs of $6.0 million, which consisted of the following:

•	$3.1 million of fixed asset and operating right-of-use asset impairment at the Company's Boulder Design Center; and

•	$2.9 million of severance from the reduction of the Company's workforce primarily at the Boulder Design Center.

The Company recognized a tax benefit of $0.6 million related to restructuring charges.

The Company's restructuring accrual activity for the three months ended April 4, 2020 is included in the table below (in thousands):

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, January 4, 2020	$—	$447	$447
Restructuring and impairment costs	3,054	2,949	6,003
Amounts utilized	(3,054)	(2,049)	(5,103)
Accrual balance, April 4, 2020	$—	$1,347	$1,347

There was no material restructuring activity for the three months ended January 4, 2020.

All impairment costs were expensed in the three months ended April 4, 2020. The restructuring accrual balance is expected to be utilized by the end of the fiscal fourth quarter of 2020.

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

17.    Subsequent Event
To further ensure our ability to meet our working capital and fixed capital requirements, the Company entered into Amendment No. 1 to the Credit Facility on April 29, 2020, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent in response to the COVID-19 outbreak. The agreement amended the Credit Facility among the Company, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and the Agent. The Amendment amended certain provisions of the Existing Credit Facility to, among other things, provide for a $138 million unsecured delayed draw term loan facility. Subject to the prior reduction or termination of the term loan commitments in accordance with the Credit Facility, the term loan commitments will be available to the Company until July 28, 2020. Term loans borrowed under the new facility will be funded in a single draw and will mature on April 28, 2021. The proceeds of the term loans will be used to prepay outstanding revolving and swing line loans under the Credit Facility and for general corporate purposes of the Company and its subsidiaries. The Company subsequently drew the full amount of the unsecured delayed draw term loan facility.

Outstanding term loans will bear interest, at the Company’s option, at a eurocurrency rate plus a margin of 1.75% per annum or at a base rate plus a margin of 0.75% per annum. In addition, the Company is required to pay, on a quarterly basis, a ticking fee at a rate equal to 0.75% per annum on the average daily aggregate unused term loan commitments from the effective date of the Amendment to and including the date all of the term loan commitments are terminated in accordance with the terms of the Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the evolving effect, which may intensify, of COVID-19 on our employees, customers, suppliers, and logistics providers, including the impact of governmental actions being taken to curtail the spread of the virus. Other risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2019 Form 10-K).

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

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the "Risk Factors" section in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, and our "Safe Harbor" Cautionary Statement included above.

Recent Developments

We have been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. The following is a summary of a variety of the actions we have taken and continue to take.

Governmental Actions
In all geographies in which we operate, regulatory authorities have imposed restrictions regarding the conduct of business and people movement. With the exception of our operations in Malaysia and China, we have been able to continue our operations because of the essential nature of the products we develop and manufacture. In China, at the onset of the COVID-19 outbreak in that country during our second fiscal quarter, our operations were significantly impacted for several weeks due to quarantines, travel restrictions, and other factors affecting us and our suppliers. In Malaysia, the government announced a Movement Control Order in March that limited our workforce. This order remains in effect until at least May 12, 2020, as recently announced; however, through an increase of this limitation by the Malaysian government and a combination of adjustments in our shift patterns, productivity improvements, and optimizing employee capability to work from home, we are currently at pre-COVID-19 production capacity levels in Malaysia. In response to the outbreak, many governments have also recently enacted legislation designed to support businesses and workers impacted by COVID-19. While we will seek benefits under this legislation where available, we do not expect that such benefits will have a material impact on our operations and financial condition. We are also monitoring benefits available to our employees under this legislation, including government assistance for employees unable to work for COVID-19 reasons. We seek to understand whether these benefits apply to our employees, how they support their best interests, and how they may impact our business now and in the future as we return to more normalized operations. In turn, we have also evaluated and adjusted our employee compensation and leave practices to support certain needs of our employees and to protect them from risk of infection.

Workplace Safety
The health and safety of our employees is a priority for us. We have progressively implemented measures to safeguard our employees from COVID-19 infection and exposure, in alignment with guidelines established by the Centers for Disease Control. They consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, enhanced workplace cleaning, and large-scale decontamination.

Supply Chain
Our suppliers are also experiencing the impact of COVID-19 on their businesses. Because of our ability to continue to operate under government rules relating to essential or permitted businesses and services, our suppliers also have generally been permitted to continue conducting business to the extent they support our work. However, our suppliers also have had challenges in maintaining an adequate workforce, securing materials from their own suppliers, implementing workplace safety practices, and have instituted periodic closures as a result of COVID-19. We have experienced, and we expect to continue to experience, an inability to procure certain components and materials on a timely basis as a result of the COVID-19 outbreak. We are taking steps to validate our suppliers’ ability to deliver to us on time, which may also be affected by the impact of COVID-19 on their own financial condition.

Customers
Likewise, we remain in close contact with our customers to understand the impact of COVID-19 on their business and the resulting potential impact on our business. COVID-19 has introduced volatility and uncertainty to all of our customers, which has resulted in the need for us to react and respond. While COVID-19 has negatively impacted some of our customers and, therefore, our business with them, we have experienced opportunities with other customers, particularly in our Healthcare/Life Sciences Sector, to manufacture products in high demand to combat the effects of COVID-19.

Governance
We are conducting regular leadership calls with global and regional leaders to review the effectiveness of employee safety measures, monitor the spread of the virus in the geographies in which we operate, discuss the evolving availability of testing and therapeutic medicine, and assess the impact of the outbreak on our business. These meetings also serve to identify actions we must take to manage COVID-19 risks or opportunities on an enterprise-wide or on a regional basis, and to ensure that progress is made on actions to which we have previously committed. Moreover, through formal meetings and other communications, we are in regular contact with our Board of Directors and Committees of the Board of Directors on COVID-19 risks and opportunities to ensure they remain informed, can perform their duties of risk oversight, and to gain their valuable business and governance perspectives. Most importantly, we have been communicating with all employees at least weekly regarding, among other things, the steps we are taking to safeguard their health and safety, the flexible work and pay arrangements we have instituted as result of COVID-19, and the progress we are making in managing the effects of COVID-19 on our business.

Liquidity
We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the fiscal second quarter of fiscal 2020, cash and cash equivalents was $227 million, while debt, finance lease obligations and other financing was $294 million. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. To further ensure our ability to meet our working capital and fixed capital requirements, the Company entered into Amendment No. 1 to the Credit Facility on April 29, 2020, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Agent") in response to the COVID-19 outbreak. The agreement amended the Credit Facility among the Company, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and the Agent (the "Existing Credit Facility; the Existing Credit Facility as amended by the Amendment, the "Credit Facility"). The Amendment amended certain provisions of the Existing Credit Facility to, among other things, provide for a $138 million unsecured delayed draw term loan facility. The Company subsequently drew the full amount of the unsecured delayed draw term loan facility. Refer to Note 17, "Subsequent Event," in Notes to Condensed Consolidated Financial Statements for further information regarding the Amendment.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales	$767.4	$789.1	$1,619.8	$1,554.6
Cost of sales	705.9	718.4	1,479.1	1,411.6
Gross profit	61.4	70.6	140.6	143.0
Gross margin	8.0%	9.0%	8.7%	9.2%
Operating income	17.2	33.2	57.1	70.1
Operating margin	2.2%	4.2%	3.5%	4.5%
Net income	12.9	24.8	43.9	47.0
Diluted earnings per share	$0.43	$0.79	$1.46	$1.48
Return on invested capital*			11.4%	13.3%
Economic return*			2.6%	4.3%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended April 4, 2020, net sales decreased $21.7 million, or 2.7%, as compared to the three months ended March 30, 2019. For the six months ended April 4, 2020, net sales increased $65.2 million, or 4.2%, as compared to the six months ended March 30, 2019.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales:
AMER	$334.4	$364.5	$687.9	$718.4
APAC	387.9	378.5	839.0	756.6
EMEA	74.0	75.8	158.5	148.1
Elimination of inter-segment sales	(28.9)	(29.7)	(65.6)	(68.5)
Total net sales	$767.4	$789.1	$1,619.8	$1,554.6
AMER. Net sales for the three months ended April 4, 2020 in the AMER segment decreased $30.1 million, or 8.3%, as compared to the three months ended March 30, 2019. The decrease in net sales was driven by a reduction in net sales of $19.2 million due to manufacturing transfers to our APAC segment, $5.6 million due to a disengagement with a customer and overall net decreased customer end-market demand. The decrease was partially offset by a $35.8 million increase in production ramps of new products for existing customers and a $5.7 million increase in production ramps for new customers.
During the six months ended April 4, 2020, net sales in the AMER segment decreased $30.5 million, or 4.2%, as compared to the six months ended March 30, 2019. The decrease in net sales was driven by a reduction in net sales of $36.1 million due to manufacturing transfers to our APAC segment, $9.4 million due to a disengagement with a customer and overall net decreased customer end-market demand. The decrease was partially offset by a $107.1 million increase in production ramps of new products for existing customers and a $14.2 million increase in production ramps for new customers.
APAC. Net sales for the three months ended April 4, 2020 in the APAC segment increased $9.4 million, or 2.5%, as compared to the three months ended March 30, 2019. The increase in net sales was driven by a $19.2 million increase due to manufacturing transfers from our AMER segment and a $15.3 million increase in production ramps of new products for existing customers. The increase was partially offset by a $10.1 million decrease for end-of-life products, a limited decrease related to impacts of COVID-19 on supply chain constraints and operational capacity, as well as overall net decreased customer end-market demand.
During the six months ended April 4, 2020, net sales in the APAC segment increased $82.4 million, or 10.9%, as compared to the six months ended March 30, 2019. The increase in net sales was driven by a $40.6 million increase in production ramps of new products for existing customers, a $36.1 million increase due to manufacturing transfers from our AMER segment, a $7.2 million increase in production ramps for a new customer and overall net increased customer end-market demand. The increase was partially offset by a $19.3 million decrease for end-of-life products and a limited decrease related to impacts of COVID-19 on supply chain constraints and operational capacity.
EMEA. Net sales for the three months ended April 4, 2020 in the EMEA segment decreased $1.8 million, or 2.4%, as compared to the three months ended March 30, 2019. The decrease in net sales was the result of overall net decreased customer end-market demand.
During the six months ended April 4, 2020, net sales in the EMEA segment increased $10.4 million, or 7.0%, as compared to the six months ended March 30, 2019. The increase in net sales was the result of a $10.7 million increase in production ramps of new products for existing customers.
Our net sales by market sector is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Market Sector:
Healthcare/Life Sciences	$271.0	$299.6	$583.3	$600.2
Industrial/Commercial	286.8	250.3	596.8	469.4
Aerospace/Defense	157.5	140.5	329.6	263.0
Communications	52.1	98.7	110.1	222.0
Total net sales	$767.4	$789.1	$1,619.8	$1,554.6
Healthcare/Life Sciences. Net sales for the three months ended April 4, 2020 in the Healthcare/Life Sciences sector decreased $28.6 million, or 9.5%, as compared to the three months ended March 30, 2019. The decrease was driven by a limited decrease related to impacts of COVID-19 on supply chain constraints and operational capacity as well as overall net decreased customer end-market demand. The decrease was partially offset by an increase of $11.5 million in production ramps of new products for existing customers.
During the six months ended April 4, 2020, net sales in the Healthcare/Life Sciences sector decreased $16.9 million, or 2.8%, as compared to the six months ended March 30, 2019. The decrease was driven by a limited decrease related to impacts of COVID-19 on supply chain constraints and operational capacity as well as overall net decreased customer end-market demand. The decrease was partially offset by an increase of $29.9 million in production ramps of new products for existing customers.
Industrial/Commercial. Net sales for the three months ended April 4, 2020 in the Industrial/Commercial sector increased $36.5 million, or 14.6%, as compared to the three months ended March 30, 2019. The increase was driven by a $21.8 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $5.6 million due to a disengagement with a customer.
During the six months ended April 4, 2020, net sales in the Industrial/Commercial sector increased $127.4 million, or 27.1%, as compared to the six months ended March 30, 2019. The increase was driven by a $56.7 million increase in production ramps of new products for existing customers, a $6.2 million increase in production ramps for a new customer and overall net increased customer end-market demand. The increase was partially offset by a decrease of $9.4 million due to a disengagement with a customer.
Aerospace/Defense. Net sales for the three months ended April 4, 2020 in the Aerospace/Defense sector increased $17.0 million, or 12.1%, as compared to the three months ended March 30, 2019. The increase was driven by a $10.1 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand.
During the six months ended April 4, 2020, net sales in the Aerospace/Defense sector increased $66.6 million, or 25.3%, as compared to the six months ended March 30, 2019. The increase was driven by a $44.0 million increase in production ramps of new products for existing customers, an $8.1 million increase in production ramps for a new customer and overall net increased customer end-market demand.
Communications. Net sales for the three months ended April 4, 2020 in the Communications sector decreased $46.6 million, or 47.2%, as compared to the three months ended March 30, 2019. The decrease was driven by overall net decreased customer end-market demand.
During the six months ended April 4, 2020, net sales in the Communications sector decreased $111.9 million, or 50.4%, as compared to the six months ended March 30, 2019. The decrease was driven by overall net decreased customer end-market demand. The decrease was partially offset by an increase of $7.2 million due to production ramps for a new customer.
Cost of sales. Cost of sales for the three months ended April 4, 2020 decreased $12.5 million, or 1.7%, as compared to the three months ended March 30, 2019, while cost of sales for the six months ended April 4, 2020 increased $67.5 million, or 4.8%, as compared to the six months ended March 30, 2019. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and six months ended April 4, 2020 and March 30, 2019, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 89% for the three months ended April 4, 2020 and March 30, 2019 and the six months ended April 4, 2020, and 90% for the six months ended March 30, 2019 of these costs in each period were related to material and component costs.
As compared to the prior year periods, the decrease in cost of sales for the three months ended April 4, 2020 was primarily due to the decrease in net sales, partially offset by an increase of $4.6 million for employee compensation and supplies costs related to COVID-19, a negative shift in customer mix and an increase of $1.8 million in the inventory obsolescence expense. The increase in cost of sales for the six months ended April 4, 2020 was primarily due to the increase in net sales, fixed costs to support new program ramps, as well as $4.6 million related to employee compensation and supplies costs associated with COVID-19, a negative shift in customer mix and an increase of $1.3 million in the inventory obsolescence expense.
Gross profit. Gross profit for the three months ended April 4, 2020 decreased $9.2 million, or 13.0%, as compared to the three months ended March 30, 2019. Gross profit for the six months ended April 4, 2020 decreased $2.4 million, or 1.7%, as compared to the six months ended March 30, 2019. Gross margin for the three and six months ended April 4, 2020 decreased 100 and 50 basis points as compared to the three and six months ended March 30, 2019, respectively. The primary driver of the decrease in gross profit and gross margin for the three months ended April 4, 2020 was the decrease in net sales, reduced fixed cost leverage as well as increased employee compensation and supplies costs related to COVID-19. The primary driver of the decrease in gross profit and gross margin for the six months ended April 4, 2020 was the increase in fixed costs to support new program ramps and reduced fixed cost leverage as well as employee compensation and supplies costs related to COVID-19.
Operating income. Operating income for the three months ended April 4, 2020 decreased $16.0 million, or 48.2%, as compared to the three months ended March 30, 2019 as a result of the decrease in gross profit as well as a $6.8 million increase in selling and administrative expenses ("S&A") that was primarily due to a $6.0 million increase in restructuring and impairment charges due to the previously announced closure of our Boulder Design Center, $3.3 million in bad debt expense, partially offset by a decrease in overall compensation expenses. Operating margin of 2.2% decreased 200 basis points compared to the three months ended March 30, 2019 primarily due to the decrease in gross margin as a result of the factors previously discussed.
Operating income for the six months ended April 4, 2020 decreased $13.0 million, or 18.5%, as compared to the six months ended March 30, 2019 as a result of the decrease in gross profit as well as a $10.6 million increase in S&A that was primarily due to a $6.0 million increase in restructuring and impairment charges due to the previously announced closure of our Boulder Design Center, $2.7 million in bad debt expense and increased compensation expenses. Operating margin of 3.5% decreased 100 basis points compared to the six months ended March 30, 2019 primarily due to the decrease in gross margin as a result of the factors previously discussed.

A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Operating income (loss):
AMER	$0.3	$14.2	$12.6	$28.7
APAC	49.9	48.7	112.3	100.4
EMEA	(0.6)	(0.1)	(0.9)	0.9
Corporate and other costs	(32.4)	(29.6)	(66.9)	(59.9)
Total operating income	$17.2	$33.2	$57.1	$70.1
AMER. Operating income for the three months ended April 4, 2020 decreased $13.9 million as compared to the three months ended March 30, 2019, primarily as a result of the decrease in net sales, increased fixed costs to support new program ramps and reduced fixed cost leverage as well as employee compensation and supplies costs associated with COVID-19. In addition, there was an increase in S&A primarily due to an increase in bad debt expense.
During the six months ended April 4, 2020, operating income in the AMER segment decreased $16.1 million as compared to the six months ended March 30, 2019, primarily as a result of the decrease in net sales, increased fixed costs to support new program ramps and reduced fixed cost leverage as well as employee compensation and supplies costs associated with COVID-19. In addition, there was an increase in S&A primarily due to an increase in bad debt expense, which was partially offset by a positive shift in customer mix.
APAC. Operating income for the three months ended April 4, 2020 increased $1.2 million as compared to the three months ended March 30, 2019, primarily as a result of the increase in net sales, decrease in fixed costs and S&A, partially offset by reduced fixed cost leverage as well as increased employee compensation and supplies costs associated with COVID-19.
During the six months ended April 4, 2020, operating income in the APAC segment increased $11.9 million as compared to the six months ended March 30, 2019, primarily as a result of the increase in net sales, decrease in fixed costs and S&A, partially offset by a negative shift in customer mix and reduced fixed cost leverage as well as employee compensation and supplies costs associated with COVID-19.
EMEA. Operating income for the three months ended April 4, 2020 decreased $0.5 million as compared to the three months ended March 30, 2019, primarily as a result of the decrease in net sales, partially offset by decreased fixed costs.
During the six months ended April 4, 2020, operating income in the EMEA segment decreased $1.8 million as compared to the six months ended March 30, 2019, primarily as a result of the increase in fixed costs to support new program ramps.
Other expense. Other expense for the three months ended April 4, 2020 decreased $1.4 million as compared to the three months ended March 30, 2019, primarily as a result of the impact of foreign exchange volatility, which resulted in a foreign exchange gain of $1.0 million during the three months ended April 4, 2020 as compared to a $0.2 million foreign exchange loss during the three months ended March 30, 2019.
Other expense for the six months ended April 4, 2020 increased $1.5 million as compared to the six months ended March 30, 2019, primarily due to an increase of $2.6 million in interest expense, partially offset by a decrease of $0.8 million in factoring fees.
Income taxes. Income tax expense and effective income tax rates are presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Income tax expense, as reported (GAAP)	$1.2	$3.9	$4.4	$15.8
Special tax items	—	—	0.8	(7.0)
Restructuring charges	0.6	—	0.6	—
Income tax expense, as adjusted (non-GAAP) (1)	$1.8	$3.9	$5.8	$8.8

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Effective tax rate, as reported (GAAP)	8.2%	13.7%	9.1%	25.2%
Special tax items	—	—	0.9	(11.2)
Restructuring charges	0.7	—	0.8	—
Effective tax rate, as adjusted (non-GAAP) (1)	8.9%	13.7%	10.8%	14.0%
(1) We believe the non-GAAP presentation of income tax expense and the effective tax rate excluding special tax items and restructuring charges provides additional insight into the change between comparative reporting periods by isolating the impact of these significant, special items. In addition, we believe that our income tax expense, as adjusted, and effective tax rate, as adjusted, enhance the ability of investors to analyze our operating performance and supplement, but do not replace, income tax expense and effective tax rate calculated in accordance with U.S. GAAP.
For the three and six months ended April 4, 2020, we recorded a tax benefit of $0.6 million related to restructuring charges. For the six months ended April 4, 2020, we recorded a tax benefit of $1.9 million related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by $1.1 million of other special tax items. For the six months ended March 30, 2019, we recorded a $7.0 million adjustment to income tax expense, inclusive of unrecognized tax benefits, as a result of proposed additional guidance issued by the U.S. Department of the Treasury, related to the U.S. Tax Cuts and Jobs Act ("Tax Reform").
Income tax expense for the three and six months ended April 4, 2020 was $1.2 million and $4.4 million, respectively, compared to $3.9 million and $15.8 million for the three and six months ended March 30, 2019, respectively. The decrease in income tax expense and the effective tax rate is primarily due to the geographic distribution of pre-tax book income and the impact of Tax Reform recorded in the six months ended March 30, 2019. During the six months ended April 4, 2020, we recorded a benefit related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by special tax items.
The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. We do not expect a material impact from the law.
Our U.S. statutory tax rate for fiscal 2020 is 21%. Our effective tax rate varies from our blended U.S. statutory rate primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate has been impacted by changes due to Tax Reform previously discussed. Our effective tax rate may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2020 is expected to be between 12% and 14%.
Net income. Net income for the three months ended April 4, 2020 decreased $11.9 million, or 48.0%, as compared to the three months ended March 30, 2019 to $12.9 million. Net income decreased primarily as a result of the decrease in operating income as previously discussed.
Net income for the six months ended April 4, 2020 decreased $3.1 million, or 6.6%, as compared to the six months ended March 30, 2019 to $43.9 million. Net income decreased primarily as a result of the decrease in operating income as previously discussed.
Diluted earnings per share. Diluted earnings per share for the three months ended April 4, 2020 decreased to $0.43 as compared to $0.79 for the three months ended March 30, 2019, primarily as a result of decreased net income due to the factors previously discussed and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
Diluted earnings per share for the six months ended April 4, 2020 decreased to $1.46 as compared to $1.48 for the six months ended March 30, 2019, primarily as a result of decreased net income due to the factors previously discussed and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
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
We review our internal calculation of WACC annually, and our estimated WACC is 8.8% for fiscal 2020. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 11.4% and 13.3% for the six months ended April 4, 2020 and March 30, 2019, respectively.
For a reconciliation of ROIC and economic return to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return (dollars in millions) for the indicated periods:

	Six Months Ended
	April 4, 2020	March 30, 2019
Adjusted operating income (tax-effected)	$109.9	$119.2
Average invested capital	964.9	898.9
ROIC	11.4%	13.3%
WACC	8.8%	9.0%
Economic return	2.6%	4.3%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $227.3 million as of April 4, 2020, as compared to $226.3 million as of September 28, 2019.
As of April 4, 2020, 91% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $59.6 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining six years (in millions):

Remaining 2020	$—
2021	5.7
2022	5.7
2023	5.7
2024	10.6
2025	14.2
2026	17.7
Total	$59.6

Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Six Months Ended
	April 4, 2020	March 30, 2019
Cash provided by (used in) operating activities	$45.4	$(34.5)
Cash used in investing activities	$(30.0)	$(53.3)
Cash used in financing activities	$(14.3)	$(25.8)
Operating Activities. Cash flows provided by operating activities were $45.4 million for the six months ended April 4, 2020, as compared to cash flows used in operating activities of $34.5 million for the six months ended March 30, 2019. The increase was primarily due to cash flow improvements (reductions) of:

•	$72.4 million in accounts receivable cash flows, which resulted from the decrease in net sales in the second fiscal quarter of 2020 and the timing of shipments.

•	$69.8 million in accounts payable cash flows driven by increased purchasing activity to support production ramps and longer lead times for certain components heightened by the COVID-19 outbreak.

•	$(41.2) million in customer deposit cash flows driven by a significant deposit received from one customer in the prior year.

•	$(26.3) million in other current and noncurrent liabilities cash flows driven by decreases in advance payments from customers and accrued salaries and wages due to timing of the quarter-end.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 4, 2020	March 30, 2019
Days in accounts receivable	55	51
Days in contract assets	13	10
Days in inventory	99	102
Days in accounts payable	(62)	(61)
Days in cash deposits	(18)	(16)
Annualized cash cycle	87	86
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
As of April 4, 2020, annualized cash cycle days increased one day compared to March 30, 2019 due to the following factors:

•
Days in accounts receivable for the three months ended April 4, 2020 increased four days compared to the three months ended March 30, 2019. The increase is primarily attributable to the reduced ability to factor receivables for one customer as well as timing of shipments.

•
Days in contract assets for the three months ended April 4, 2020 increased three days compared to the three months ended March 30, 2019. The increase is due to increased demand from customers with arrangements requiring revenue to be recognized over time as products are produced.

•
Days in inventory for the three months ended April 4, 2020 decreased three days compared to the three months ended March 30, 2019. The decrease is primarily attributable to inventory management efforts, partially offset by increasing inventory levels to support the ramp of customer programs and longer lead times for certain components due to the COVID-19 outbreak.

•
Days in accounts payable for the three months ended April 4, 2020 increased one day compared to the three months ended March 30, 2019. The increase is primarily attributable to increased purchasing activity to support production ramps and longer lead times for certain components due to the COVID-19 outbreak.

•
Days in cash deposits for the three months ended April 4, 2020 increased two days compared to the three months ended March 30, 2019. The increase was primarily attributable to a significant deposit received from a customer to cover higher inventory balances.

Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by (used in) operations less capital expenditures. FCF was $14.7 million for the six months ended April 4, 2020 compared to $(89.1) million for the six months ended March 30, 2019, an increase of $103.8 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Six Months Ended
	April 4, 2020	March 30, 2019
Cash flows provided by (used in) operating activities	$45.4	$(34.5)
Payments for property, plant and equipment	(30.7)	(54.6)
Free cash flow	$14.7	$(89.1)
Investing Activities. Cash flows used in investing activities were $30.0 million for the six months ended April 4, 2020 compared to $53.3 million for the six months ended March 30, 2019. The decrease in cash used in investing activities was due to a $23.9 million decrease in capital expenditures, primarily due to the construction of a second manufacturing facility in Guadalajara, Mexico which was completed in the fiscal first quarter of 2020.
We estimate funded capital expenditures for fiscal 2020 to be approximately $50.0 to $60.0 million, of which $30.7 million was utilized through the first six months of fiscal 2020. The remaining fiscal 2020 capital expenditures are anticipated to be used primarily to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash or borrowings, if required.
Financing Activities. Cash flows used in financing activities were $14.3 million for the six months ended April 4, 2020 compared to cash flows used in financing activities of $25.8 million for the six months ended March 30, 2019. The decrease was primarily attributable to an $86.8 million decrease in cash used to repurchase our common stock and an $8.6 million increase in proceeds from the exercise of stock options. This change was partially offset by a decrease of $81.0 million in pay-downs on our revolving credit facility.
On August 20, 2019, the Board of Directors approved a new stock repurchase plan, pursuant to which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During the six months ended April 4, 2020, the Company repurchased 315,231 shares under the 2019 Program for $19.5 million at an average price of $61.81. As of April 4, 2020, $27.2 million of authority remained under the 2019 Program. The Company suspended indefinitely any share repurchases under the 2019 Program in March 2020 due to the uncertainties created by the COVID-19 outbreak.
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

On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of April 4, 2020, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new 5-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the six months ended April 4, 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $122.2 million. The Company borrowed $333.7 million and repaid $327.7 million of revolving borrowings under the Credit Facility during the six months ended April 4, 2020. As of April 4, 2020, the Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA previously discussed. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of April 4, 2020.
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
To further ensure our ability to meet our working capital and fixed capital requirements, the Company entered into Amendment No. 1 to the Credit Facility on April 29, 2020, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) in response to the COVID-19 outbreak. The agreement amends the Credit Facility among the Company, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and the Agent (the “Existing Credit Facility”; the Existing Credit Facility as amended by the Amendment, the “Credit Facility”). The Amendment amends certain provisions of the Existing Credit Facility to, among other things, provide for a $138 million unsecured delayed draw term loan facility. Subject to the prior reduction or termination of the term loan commitments in accordance with the Credit Facility, the term loan commitments will be available to the Company until July 28, 2020. Term loans borrowed under the new facility will be funded in a single draw and will mature on April 28, 2021. The proceeds of the term loans will be used to prepay outstanding revolving and swing line loans under the Credit Facility and for general corporate purposes of the Company and its subsidiaries. The Company subsequently drew the full amount of the unsecured delayed draw term loan facility.
Outstanding term loans will bear interest, at the Company’s option, at a eurocurrency rate plus a margin of 1.75% per annum or at a base rate plus a margin of 0.75% per annum. In addition, the Company is required to pay, on a quarterly basis, a ticking fee at a rate equal to 0.75% per annum on the average daily aggregate unused term loan commitments from the effective date of the Amendment to and including the date all of the term loan commitments are terminated in accordance with the terms of the Credit Facility.

The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 4, 2020 is $340.0 million. The maximum facility amount under the HSBC RPA as of April 4, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
The Company sold $188.3 million and $241.9 million of trade accounts receivable under these programs during the three months ended April 4, 2020 and March 30, 2019, respectively, in exchange for cash proceeds of $187.4 million and $240.4 million, respectively.

The Company sold $416.1 million and $474.4 million of trade accounts receivable under these programs during the six months ended April 4, 2020 and March 30, 2019, respectively, in exchange for cash proceeds of $414.0 million and $471.6 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive (Loss) Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the fiscal second quarter of fiscal 2020, cash and cash equivalents was $227 million, while debt, finance lease obligations and other financing was $294 million. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. In addition, to further ensure our ability to meet our working capital and fixed capital requirements, we drew the full amount of the unsecured delayed draw term loan facility previously discussed in response to the COVID-19 outbreak. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in our SEC filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 4, 2020 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2020	2021-2022	2023-2024	2025 and thereafter
Debt Obligations (1)	$291.2	$104.1	$12.4	$12.2	$162.5
Finance Lease Obligations	125.3	3.6	12.6	10.3	98.8
Operating Lease Obligations	55.7	5.2	16.7	13.4	20.4
Purchase Obligations (2)	754.6	670.1	84.0	0.5	—
Repatriation Tax on Undistributed Foreign Earnings (3)	59.6	—	11.4	16.3	31.9
Other Liabilities on the Balance Sheet (4)	15.0	1.7	5.4	0.8	7.1
Other Liabilities not on the Balance Sheet (5)	7.7	0.8	2.9	0.7	3.3
Total Contractual Cash Obligations	$1,309.1	$785.5	$145.4	$54.2	$324.0

1)	As of April 4, 2020, debt obligations includes $150.0 million in principal amount of 2018 Notes as well as interest.

2)	As of April 4, 2020, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

3)
As of April 4, 2020, repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.

4)
As of April 4, 2020, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements, and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $2.2 million, as of April 4, 2020, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

5)
As of April 4, 2020, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2019 Annual Report on Form 10-K. During the second quarter of fiscal 2020, there were no material changes.
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
Foreign Currency Risk
Our international operations create potential foreign exchange risk. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. We cannot predict changes in currency rates, nor the degree to which we will be able to manage the impacts of currency exchange rate changes, including the impacts on currency exchange rates related to the COVID-19 outbreak. Such changes could have a material effect on our business, results of operations and financial condition.
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	April 4, 2020	March 30, 2019
Net Sales	11.0%	9.2%
Total Costs	15.7%	15.8%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of April 4, 2020, a 10% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer. We cannot predict changes in interest rates, including the impacts on interest rates related to the COVID-19 outbreak. Such changes could have a material effect on our business, results of operations and financial condition.
As of April 4, 2020, our only material interest rate risk is associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company's then-current leverage ratio (as defined in the Credit Agreement). As of April 4, 2020, the borrowing rate under the Credit Agreement was LIBOR plus 1.10%. The Company is monitoring developments related to LIBOR; see also Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 for more information. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on the Company's overall interest rate exposure, as of April 4, 2020, a 10.0% change in interest rates would not have a material effect on the Company's financial position, results of operations, or cash flows.
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

Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2020 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.     OTHER INFORMATION

ITEM 1A.	Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 that have had no material changes, except as set forth below and as previously outlined in our Form 10-Q for the three months ended January 4, 2020.

Our financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak.

The full extent to which the COVID-19 outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge concerning COVID-19 and the actions by governmental entities or others to contain it or treat its impact.

The COVID-19 outbreak poses the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. For example, in China, at the onset of the COVID-19 outbreak in that country during our second fiscal quarter, our operations were significantly impacted for several weeks due to quarantines, travel restrictions, and other factors affecting us and our suppliers. In addition, we experienced a temporary reduction of our operating capacity in Malaysia during our second quarter of fiscal 2020 as a result of government-mandated actions to control the spread of COVID-19. Finally, while our facilities have been classified as essential or otherwise permitted to operate in jurisdictions in which facility closures have been mandated, we can give no assurance that this will not change in the future or that we will continue to be permitted to conduct business in each of the jurisdictions in which we operate.

Additionally, we have modified our business practices for the continued health and safety of our employees. We may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers and customers have also implemented such measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us, our suppliers, or our customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition, or results of operations.

While we currently believe we have ample liquidity to manage the financial impact of COVID-19, we can give no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy generally. Further, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

The foregoing and other continued disruptions to our business as a result of COVID-19 has had and could continue to have a material adverse effect on our business, results of operations, financial condition during 2020 and beyond.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended April 4, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
January 5, 2020 to February 1, 2020	26,824	$77.21	26,824	$38,319,765
February 2, 2020 to February 29, 2020	17,458	71.80	17,458	$37,066,309
March 1, 2020 to April 4, 2020	180,282	54.52	180,282	$27,237,078
Total	224,564	$58.57	224,564
* On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the stock repurchase plan approved by the Board of Directors on February 14, 2018, pursuant to which the Company was authorized to repurchase $200.0 million of its common stock. The 2019 Program has no expiration. The Company suspended indefinitely any share repurchases under the 2019 Program in March 2020 due to the uncertainties created by the COVID-19 outbreak.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date:	5/8/2020	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	5/8/2020	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer