Form 10-Q
period 2020-07-04
PLEXUS CORP
filed 2020-08-07
CIK 785786

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
For the quarterly period ended July 4, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2020, there were 29,245,563 shares of common stock outstanding.

PLEXUS CORP.

July 4, 2020

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	$857,394	$799,644	$2,477,167	$2,354,239
Cost of sales	774,513	728,614	2,253,651	2,140,190
Gross profit	82,881	71,030	223,516	214,049
Selling and administrative expenses	37,028	36,627	114,517	109,521
Restructuring and impairment charges	—	—	6,003	—
Operating income	45,853	34,403	102,996	104,528
Other income (expense):
Interest expense	(3,988)	(3,711)	(11,934)	(9,105)
Interest income	368	445	1,546	1,410
Miscellaneous, net	(600)	(1,419)	(2,619)	(4,304)
Income before income taxes	41,633	29,718	89,989	92,529
Income tax expense	5,791	4,917	10,215	20,744
Net income	$35,842	$24,801	$79,774	$71,785
Earnings per share:
Basic	$1.23	$0.83	$2.73	$2.34
Diluted	$1.20	$0.81	$2.66	$2.28
Weighted average shares outstanding:
Basic	29,199	29,912	29,210	30,637
Diluted	29,793	30,635	29,936	31,420
Comprehensive income:
Net income	$35,842	$24,801	$79,774	$71,785
Other comprehensive income (loss):
Derivative instrument fair value adjustment	3,178	(406)	(1,138)	1,956
Foreign currency translation adjustments	5,586	(679)	3,463	(2,035)
Other comprehensive income (loss):	8,764	(1,085)	2,325	(79)
Total comprehensive income	$44,606	$23,716	$82,099	$71,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
Unaudited

	July 4, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$296,545	$223,761
Restricted cash	3,098	2,493
Accounts receivable, net of allowances of $4,387 and $1,537, respectively	519,323	488,284
Contract assets	116,442	90,841
Inventories, net	819,543	700,938
Prepaid expenses and other	32,836	31,974
Total current assets	1,787,787	1,538,291
Property, plant and equipment, net	380,056	384,224
Operating lease right-of-use assets	71,885	—
Deferred income taxes	14,089	13,654
Other assets	34,707	64,714
Total non-current assets	500,737	462,592
Total assets	$2,288,524	$2,000,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$145,993	$100,702
Accounts payable	553,254	444,944
Customer deposits	173,027	139,841
Accrued salaries and wages	60,056	73,555
Other accrued liabilities	105,290	106,461
Total current liabilities	1,037,620	865,503
Long-term debt and finance lease obligations, net of current portion	188,626	187,278
Long-term accrued income taxes payable	53,899	59,572
Long-term operating lease liabilities	38,077	—
Deferred income taxes payable	6,394	5,305
Other liabilities	19,087	17,649
Total non-current liabilities	306,083	269,804
Total liabilities	1,343,703	1,135,307
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 53,442 and 52,917 shares issued, respectively, and 29,214 and 29,004 shares outstanding, respectively	534	529
Additional paid-in capital	615,103	597,401
Common stock held in treasury, at cost, 24,228 and 23,913 shares, respectively	(912,731)	(893,247)
Retained earnings	1,257,374	1,178,677
Accumulated other comprehensive loss	(15,459)	(17,784)
Total shareholders’ equity	944,821	865,576
Total liabilities and shareholders’ equity	$2,288,524	$2,000,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Common stock - shares outstanding
Beginning of period	29,186	30,241	29,004	31,838
Exercise of stock options and vesting of other stock awards	28	30	526	295
Treasury shares purchased	—	(784)	(316)	(2,646)
End of period	29,214	29,487	29,214	29,487

Total stockholders' equity, beginning of period	$892,558	$875,444	$865,576	$921,143
Common stock - par value
Beginning of period	534	528	529	526
Exercise of stock options and vesting of other stock awards	—	1	5	3
End of period	534	529	534	529
Additional paid-in capital
Beginning of period	607,446	586,279	597,401	581,488
Stock-based compensation expense	6,542	5,426	17,367	15,355
Exercise of stock options and vesting of other stock awards, including tax benefits	1,115	611	335	(4,527)
End of period	615,103	592,316	615,103	592,316
Treasury stock
Beginning of period	(912,731)	(817,435)	(893,247)	(711,138)
Treasury shares purchased	—	(44,407)	(19,484)	(150,704)
End of period	(912,731)	(861,842)	(912,731)	(861,842)
Retained earnings
Beginning of period	1,221,532	1,117,045	1,178,677	1,062,246
Net income	35,842	24,801	79,774	71,785
Cumulative effect adjustment for adoption of new accounting pronouncements (1)	—	—	(1,077)	7,815
End of period	1,257,374	1,141,846	1,257,374	1,141,846
Accumulated other comprehensive loss
Beginning of period	(24,223)	(10,973)	(17,784)	(11,979)
Other comprehensive (loss) income	8,764	(1,085)	2,325	(79)
End of period	(15,459)	(12,058)	(15,459)	(12,058)
Total stockholders' equity, end of period	$944,821	$860,791	$944,821	$860,791
(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 4, 2020	June 29, 2019
Cash flows from operating activities
Net income	$79,774	$71,785
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	42,216	38,795
Deferred income taxes	2,560	2,448
Share-based compensation expense	17,367	15,355
Provision for allowance for doubtful accounts	3,155	—
Asset impairment charges	3,054	—
Other, net	491	148
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(32,299)	(65,324)
Contract assets	(25,224)	(28,692)
Inventories	(116,810)	(33,756)
Other current and noncurrent assets	1,758	(3,537)
Accrued income taxes payable	(15,202)	(1,648)
Accounts payable	111,634	(72,014)
Customer deposits	32,962	39,979
Other current and noncurrent liabilities	(12,917)	43,493
Cash flows provided by operating activities	92,519	7,032
Cash flows from investing activities
Payments for property, plant and equipment	(41,223)	(74,602)
Proceeds from sales of property, plant and equipment	886	160
Business acquisition	—	1,180
Other, net	(200)	—
Cash flows used in investing activities	(40,537)	(73,262)
Cash flows from financing activities
Borrowings under debt agreements	595,240	884,500
Payments on debt and finance lease obligations	(554,077)	(754,743)
Debt issuance costs	(699)	(688)
Repurchases of common stock	(19,484)	(150,704)
Proceeds from exercise of stock options	10,965	2,023
Payments related to tax withholding for share-based compensation	(10,625)	(6,547)
Cash flows provided by (used in) financing activities	21,320	(26,159)
Effect of exchange rate changes on cash and cash equivalents	87	102
Net increase (decrease) in cash and cash equivalents and restricted cash	73,389	(92,287)
Cash and cash equivalents and restricted cash:
Beginning of period	226,254	297,686
End of period	$299,643	$205,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 4, 2020 AND JUNE 29, 2019
Unaudited

1. Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 4, 2020 and September 28, 2019, the results of operations and shareholders' equity for the three and nine months ended July 4, 2020 and June 29, 2019, and the cash flows for the same nine month periods.
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and required consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company plans to adopt this methodology the first quarter of fiscal 2021 and does not expect a material impact on its Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, which provides guidance in accounting for contracts, hedging relationships, and other transactions that are affected by reference rate reform. The amendments in this update are elective and were effective immediately upon issuance. The Company is currently in the process of assessing the impacts of reference rate reform but does not expect this standard to have a material impact on its Consolidated Financial Statements.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2. Inventories
Inventories as of July 4, 2020 and September 28, 2019 consisted of the following (in thousands):

	July 4, 2020	September 28, 2019
Raw materials	$686,130	$577,545
Work-in-process	61,161	49,315
Finished goods	72,252	74,078
Total inventories, net	$819,543	$700,938
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 4, 2020 and September 28, 2019 was $166.9 million and $136.5 million, respectively.

3. Debt, Finance Lease Obligations and Other Financing
Debt, finance lease obligations and other financing as of July 4, 2020 and September 28, 2019 consisted of the following (in thousands):

	July 4, 2020	September 28, 2019
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the revolving commitment	—	95,000
Term Loans, due April 28, 2021	138,000	—
Finance lease and other financing obligations	48,497	44,492
Unamortized deferred financing fees	(1,878)	(1,512)
Total obligations	334,619	287,980
Less: current portion	(145,993)	(100,702)
Long-term debt and finance lease obligations, net of current portion	$188,626	$187,278
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of July 4, 2020, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. The increase of the maximum facility is not able to be exercised until after the effective date of the 364 day delayed draw term loans ("Term Loans") on April 28, 2021, as outlined in Amendment No. 1 to the Credit Agreement (the "Amendment") subsequently discussed. During the nine months ended July 4, 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $97.1 million. The Company borrowed $455.7 million and repaid $550.7 million of revolving borrowings ("Revolving Commitment") under the Credit Facility during the nine months ended July 4, 2020. As of July 4, 2020, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA previously discussed. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.125% as of July 4, 2020.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, the Company entered into the Amendment in response to the COVID-19 outbreak, which amends the Credit Agreement, dated as of May 15, 2019. The Amendment amends certain provisions of the Credit Facility to, among other things, provide for a $138.0 million unsecured delayed draw term loans facility. Term loans borrowed under the new facility were funded in a single draw on May 4, 2020 and will mature on April 28, 2021. Outstanding term loans will bear interest, at the Company’s option, at a eurocurrency rate plus a margin of 1.75% per annum or at a base rate plus a margin of 0.75% per annum. In addition, the Company is required to pay, on a quarterly basis, a ticking fee at a rate equal to 0.75% per annum on the average daily aggregate unused term loan commitments from the effective date of the Amendment to and including the date all of the term loan commitments are terminated in accordance with the terms of the Credit Facility. The proceeds of the term loans were used to prepay outstanding revolving and swing line loans under the Credit Facility and for the general corporate purposes of the Company and its subsidiaries. The $138.0 million of outstanding term loans as of July 4, 2020 was subject to a 2.75% per annum interest rate.
The fair value of the Company’s debt, excluding finance leases, was $298.3 million and $252.3 million as of July 4, 2020 and September 28, 2019, respectively. The carrying value of the Company's debt, excluding finance leases and other financing obligations, was $288.0 million and $245.0 million as of July 4, 2020 and September 28, 2019, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $1.8 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive loss into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $79.2 million as of July 4, 2020, and $80.0 million as of September 28, 2019. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.8 million asset as of July 4, 2020, and a $0.6 million liability as of September 28, 2019.
The Company had additional forward currency exchange contracts outstanding as of July 4, 2020, with a notional value of $18.8 million; there were $34.4 million such contracts outstanding as of September 28, 2019. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net." The total fair value of these derivatives was a $0.2 million asset as of July 4, 2020, and a $0.9 million asset as of September 28, 2019.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 4, 2020	September 28, 2019		July 4, 2020	September 28, 2019
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$1,955	$156	Other accrued liabilities	$175	$798

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 4, 2020	September 28, 2019		July 4, 2020	September 28, 2019
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$297	$912	Other accrued liabilities	$141	$54

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	July 4, 2020	June 29, 2019
Foreign currency forward contracts	$1,990	$(578)

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Loss Reclassified from Accumulated OCL into Income	Amount of Loss Reclassified from Accumulated OCL into Income
		July 4, 2020	June 29, 2019
Foreign currency forward contracts	Cost of sales	$(1,102)	$(153)
Foreign currency forward contracts	Selling and administrative expenses	(86)	(19)

Derivatives not designated as hedging instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		July 4, 2020	June 29, 2019
Foreign currency forward contracts	Miscellaneous, net	$166	$235

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives
	July 4, 2020	June 29, 2019
Foreign currency forward contracts	$(2,150)	$275

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Classification of Loss Reclassified from Accumulated OCL into Income	Amount of Loss Reclassified from Accumulated OCL into Income
		July 4, 2020	June 29, 2019
Foreign currency forward contracts	Cost of sales	$(925)	$(1,507)
Foreign currency forward contracts	Selling and administrative expenses	(87)	(174)

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		July 4, 2020	June 29, 2019
Foreign currency forward contracts	Miscellaneous, net	$(467)	$1,865
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
Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

The following table lists the fair values of liabilities of the Company’s derivatives as of July 4, 2020 and September 28, 2019, by input level:

Fair Value Measurements Using Input Levels Asset (in thousands)
July 4, 2020	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$1,936	$—	$1,936

September 28, 2019
Derivatives
Foreign currency forward contracts	$—	$216	$—	$216
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.

5. Income Taxes
Income tax expense for the three and nine months ended July 4, 2020 was $5.8 million and $10.2 million, respectively, compared to $4.9 million and $20.7 million for the three and nine months ended June 29, 2019, respectively.
The effective tax rate for the three and nine months ended July 4, 2020 was 13.9% and 11.4%, respectively, compared to the effective tax rates of 16.5% and 22.4% for the three and nine months ended June 29, 2019, respectively.
The effective tax rate for the three months ended July 4, 2020 decreased from the effective tax rate for the three months ended June 29, 2019, primarily due to the geographic distribution of pre-tax book income as well as a $0.8 million tax benefit related to the lapse of a statute of limitations for uncertain tax positions recorded during the three months ended July 4, 2020.
The effective tax rate for the nine months ended July 4, 2020 decreased from the effective tax rate for the nine months ended June 29, 2019, primarily due to the additional impact of the U.S. Tax Cuts & Jobs Act of $7.0 million recorded during the nine months ended June 29, 2019. The decrease was also due to the geographic distribution of pre-tax book income, an $0.8 million tax benefit related to the lapse of a statute of limitations for uncertain tax positions, an $0.8 million benefit for special tax items and a $0.6 million tax benefit related to restructuring during the nine months ended July 4, 2020. The $0.8 million benefit for special tax items for the nine months ended July 4, 2020 was comprised of a $1.9 million benefit related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by $1.1 million of special tax items.
The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. The Company does not expect a material impact from the law.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of July 4, 2020. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended July 4, 2020 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended July 4, 2020, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a valuation allowance against certain U.S. state net deferred tax assets, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6. Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 4, 2020 and June 29, 2019 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net income	$35,842	$24,801	$79,774	$71,785
Basic weighted average common shares outstanding	29,199	29,912	29,210	30,637
Dilutive effect of share-based awards and options outstanding	594	723	726	783
Diluted weighted average shares outstanding	29,793	30,635	29,936	31,420
Earnings per share:
Basic	$1.23	$0.83	$2.73	$2.34
Diluted	$1.20	$0.81	$2.66	$2.28
For the three and nine months ended July 4, 2020, share-based awards for approximately 0.3 million and 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
For both the three and nine months ended June 29, 2019, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7. Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 40 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) assets and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.

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

As a result of the adoption, the following adjustments were made to the opening balances of the Company's Condensed Consolidated Balance Sheets (in thousands):

	September 28, 2019	Impacts due to adoption of Topic 842	September 29, 2019
ASSETS
Prepaid expenses and other	$31,974	$(170)	$31,804
Operating right-of-use assets	—	75,790	75,790
Property, plant and equipment, net	384,224	(1,833)	382,391
Deferred income taxes	13,654	432	14,086
Other non-current assets	64,714	(30,193)	34,521
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$106,461	$7,939	$114,400
Long-term debt and finance lease obligations, net of current portion	187,278	(207)	187,071
Long-term operating lease liabilities	—	37,371	37,371
Retained earnings	1,178,677	(1,077)	1,177,600

The components of lease expense for three and nine months ended July 4, 2020 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	July 4, 2020	July 4, 2020
Finance lease expense:
Amortization of right-of-use assets	$951	$3,220
Interest on lease liabilities	1,236	3,738
Operating lease expense	2,898	8,977
Other lease expense	957	2,216
Total	$6,042	$18,151

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

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	July 4, 2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$37,484
Operating lease assets	Right-of-use operating lease assets	71,885
Total lease assets		$109,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$2,765
Operating lease liabilities	Other accrued liabilities	8,061
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	37,387
Operating lease liabilities	Long-term operating lease liabilities	38,077
Total lease liabilities		$86,290

Other information related to the Company’s leases was as follows:

July 4, 2020
Weighted-average remaining lease term (in years)
Finance leases	12.8
Operating leases	18.5
Weighted-average discount rate
Finance leases	17.6%
Operating leases	3.0%

	Three Months Ended	Nine Months Ended
	July 4, 2020	July 4, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$1,152	$3,401
Operating cash flows used in operating leases	2,445	8,283
Finance cash flows used in finance leases	989	2,553
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$83	$7,592
Finance leases	2,133	2,490

Future minimum lease payments required under finance and operating leases as of July 4, 2020, were as follows (in thousands):

	Operating leases	Finance leases
Remaining 2020	$2,581	$1,782
2021	8,787	7,285
2022	8,013	6,811
2023	7,570	5,785
2024	5,963	4,993
2025 and thereafter	20,457	98,762
Total minimum lease payments	53,371	125,418
Less: imputed interest	(7,233)	(85,266)
Present value of lease liabilities	$46,138	$40,152

As of July 4, 2020, the Company’s future operating leases that have not yet commenced are immaterial.
Future minimum lease payments required under long-term operating and capital leases as of September 28, 2019, were as follows (in thousands):

	Operating leases	Capital leases
2020	$10,395	$6,734
2021	6,554	3,490
2022	5,584	2,884
2023	5,153	1,652
2024	3,713	958
Thereafter	9,426	34,143
Total	$40,825	$49,861

8. Share-Based Compensation
The Company recognized $6.6 million and $17.4 million of compensation expense associated with share-based awards for the three and nine months ended July 4, 2020, respectively, and $5.4 million and $15.4 million for the three and nine months ended June 29, 2019, respectively.
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

10. Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. We operate in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA"). The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three and nine months ended July 4, 2020 and June 29, 2019, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales:
AMER	$305,941	$366,466	$993,871	$1,084,823
APAC	482,267	384,841	1,321,254	1,141,394
EMEA	91,846	81,318	250,326	229,438
Elimination of inter-segment sales	(22,660)	(32,981)	(88,284)	(101,416)
	$857,394	$799,644	$2,477,167	$2,354,239

Operating income (loss):
AMER	$8,516	$14,221	$21,102	$42,901
APAC	66,297	51,264	178,549	151,779
EMEA	1,115	1,522	257	2,385
Corporate and other costs	(30,075)	(32,604)	(96,912)	(92,537)
	$45,853	$34,403	$102,996	$104,528
Other income (expense):
Interest expense	$(3,988)	$(3,711)	$(11,934)	$(9,105)
Interest income	368	445	1,546	1,410
Miscellaneous, net	(600)	(1,419)	(2,619)	(4,304)
Income before income taxes	$41,633	$29,718	$89,989	$92,529

	July 4, 2020	September 28, 2019
Total assets:
AMER	$787,879	$751,990
APAC	1,116,558	958,744
EMEA	275,134	209,541
Corporate and eliminations	108,953	80,608
	$2,288,524	$2,000,883

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended July 4, 2020 and June 29, 2019 (in thousands):

	Nine Months Ended
	July 4, 2020	June 29, 2019
Reserve balance, beginning of period	$6,276	$6,646
Accruals for warranties issued during the period	2,323	2,930
Settlements (in cash or in kind) during the period	(1,712)	(2,420)
Reserve balance, end of period	$6,887	$7,156

12. Shareholders' Equity
On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During the three months ended July 4, 2020, the Company had no share repurchases under the 2019 Program. During the nine months ended July 4, 2020, the Company repurchased 315,231 shares under the 2019 Program for $19.5 million at an average price of $61.81 per share. As of July 4, 2020, $27.2 million of repurchase authority remained under the 2019 Program. The Company temporarily suspended any share repurchases under the 2019 Program in March 2020 due to the uncertainties created by the COVID-19 outbreak, but expects to resume share repurchase activity in the fourth quarter of fiscal 2020.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). During the three months ended June 29, 2019, the Company repurchased 784,493 shares under the 2018 Program for $44.4 million, at an average price of $56.61 per share. During the nine months ended June 29, 2019, the Company repurchased 2,646,125 shares under the 2018 Program for $150.7 million, at an average price of $56.95 per share. The 2018 Program was completed during the fourth quarter of fiscal 2019, when all share repurchase authority under it was exhausted.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13. Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 4, 2020 is $340.0 million. The maximum facility amount under the HSBC RPA as of July 4, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
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
The Company sold $189.9 million and $223.6 million of trade accounts receivable under these programs during the three months ended July 4, 2020 and June 29, 2019, respectively, in exchange for cash proceeds of $189.4 million and $222.1 million, respectively.
The Company sold $606.0 million and $698.0 million of trade accounts receivable under these programs during the nine months ended July 4, 2020 and June 29, 2019, respectively, in exchange for cash proceeds of $603.4 million and $693.7 million, respectively.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and nine months ended July 4, 2020 and June 29, 2019, respectively, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended July 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$106,130	$172,441	$51,503	$330,074
Industrial/Commercial	70,349	226,887	19,809	317,045
Aerospace/Defense	85,277	36,979	18,805	141,061
Communications	42,392	26,240	582	69,214
External revenue	304,148	462,547	90,699	857,394
Inter-segment sales	1,793	19,720	1,147	22,660
Segment revenue	$305,941	$482,267	$91,846	$880,054

	Three Months Ended June 29, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$127,644	$149,312	$31,801	$308,757
Industrial/Commercial	91,347	133,374	23,174	247,895
Aerospace/Defense	80,351	47,496	23,580	151,427
Communications	64,799	26,279	487	91,565
External revenue	364,141	356,461	79,042	799,644
Inter-segment sales	2,325	28,380	2,276	32,981
Segment revenue	$366,466	$384,841	$81,318	$832,625

	Nine Months Ended July 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$347,469	$440,199	$125,673	$913,341
Industrial/Commercial	249,530	608,815	55,503	913,848
Aerospace/Defense	286,963	123,161	60,545	470,669
Communications	101,186	74,925	3,198	179,309
External revenue	985,148	1,247,100	244,919	2,477,167
Inter-segment sales	8,723	74,154	5,407	88,284
Segment revenue	$993,871	$1,321,254	$250,326	$2,565,451

	Nine Months Ended June 29, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$368,843	$443,073	$97,055	$908,971
Industrial/Commercial	269,273	381,453	66,547	717,273
Aerospace/Defense	218,578	137,342	58,482	414,402
Communications	222,944	87,238	3,411	313,593
External revenue	1,079,638	1,049,106	225,495	2,354,239
Inter-segment sales	5,185	92,288	3,943	101,416
Segment revenue	$1,084,823	$1,141,394	$229,438	$2,455,655
For the three and nine months ended July 4, 2020, approximately 90% of the Company's revenue was recognized as products and services were transferred over time. For the three and nine months ended June 29, 2019, approximately 92% and 90% of the Company's revenue was recognized as products and services were transferred over time, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets for the nine months ended July 4, 2020 and June 29, 2019 (in thousands):

	Nine Months Ended
	July 4, 2020	June 29, 2019
Contract assets, beginning of period	$90,841	$—
Cumulative effect adjustment at September 29, 2018	—	76,417
Revenue recognized during the period	2,233,243	2,126,379
Amounts collected or invoiced during the period	(2,207,642)	(2,097,595)
Contract assets, end of period	$116,442	$105,201
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities. As of July 4, 2020 and September 28, 2019 the balance of prepayments from customers that remained in other accrued liabilities was $61.7 million and $67.9 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

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

There were no restructuring and impairment costs incurred during the three months ended July 4, 2020. For the nine months ended July 4, 2020, the Company incurred restructuring and impairment costs of $6.0 million, which consisted of the following:

•$3.1 million of fixed asset and operating right-of-use asset impairment at the Company's Boulder Design Center; and
•$2.9 million of severance from the reduction of the Company's workforce primarily at the Boulder Design Center.

The Company recognized a tax benefit of $0.6 million related to restructuring charges in the nine months ended July 4, 2020.

The Company's restructuring accrual activity for the three and nine months ended July 4, 2020 is included in the table below (in thousands):

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, January 4, 2020	$—	$447	$447
Restructuring and impairment costs	3,054	2,949	6,003
Amounts utilized	(3,054)	(2,049)	(5,103)
Accrual balance, April 4, 2020	$—	$1,347	$1,347
Restructuring and impairment costs	—	—	—
Amounts utilized	—	(1,089)	(1,089)
Accrual balance, July 4, 2020	$—	$258	$258

There was no material restructuring activity for the three months ended January 4, 2020.

All impairment costs were expensed in the three months ended April 4, 2020. The restructuring accrual balance is expected to be utilized by the end of the fourth quarter of fiscal 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the evolving effect, which may intensify, of COVID-19 on our employees, customers, suppliers, and logistics providers, including the impact of governmental actions being taken to curtail the spread of the virus. Other risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2019 Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended January 4, 2020, April 4, 2020 and July 4, 2020).

* * *
OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. We partner with our customers to create the products that build a better world. Since 1979, Plexus has been partnering with companies to transform concepts into branded products and deliver them to the market. From idea to aftermarket and everything in between, Plexus is a global leader in providing support for all the facets of the product realization process - Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services. Plexus delivers comprehensive end-to-end solutions in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions for our customers.

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the "Risk Factors" section in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, and our "Safe Harbor" Cautionary Statement included above.

COVID-19 Update

We continue to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.

Workplace Safety
The health and safety of our employees is a top priority for us. We have progressively implemented measures to safeguard our employees from the COVID-19 infection and exposure, in alignment with guidelines established by the Centers for Disease Control, the World Health Organization, governmental requirements, and our own safety standards. They consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, employee infection assessments, close contact tracing, enhanced workplace cleaning, and large-scale decontamination. In addition, in all geographies in which we operate, regulatory authorities at some point have imposed restrictions regarding the conduct of business and people movement to safeguard its citizens.

We have made significant efforts to mitigate the effects of these measures and impacts on our operations through a combination of adjustments in our shift patterns, flexible work arrangements, productivity improvements, facility enhancements to support social distancing and optimizing employee capability to work from home. These efforts will continue as requirements change, new risks are identified, and infections impact us. While we have been successful in largely mitigating the effects of the pandemic on our productivity and are currently operating at pre-COVID-19 production capacity globally, the continued spread and resurgence of the COVID-19 virus may make our ability to mitigate the impacts more challenging.

Supply Chain
Our suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers as a result of COVID-19. As such, we may experience an inability to procure certain components and materials on a timely basis as a result of the COVID-19 outbreak. We continue to take steps to validate our suppliers’ ability to deliver to us on time, which may also be affected by the impact of COVID-19 on their own financial condition.

Customers
Likewise, we remain in close contact with our customers to understand the impact of COVID-19 on their businesses and the resulting potential impact on our business. COVID-19 has introduced volatility and uncertainty to all of our customers, which has resulted in the need for us to react and respond. While COVID-19 has negatively impacted some of our customers and, therefore, our business with them, we have experienced opportunities with new and existing customers, particularly in our Healthcare/Life Sciences Sector, to manufacture products in high demand to combat the effects of COVID-19.

Liquidity
We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the third quarter of fiscal 2020, cash and cash equivalents and restricted cash was $300 million, while debt, finance lease obligations and other financing was $335 million. This included a $138 million unsecured delayed draw term loans facility secured on April 29, 2020 in response to the uncertainties created by the COVID-19 outbreak that we subsequently drew the full amount. The full amount of our revolving commitment of $350 million remained available for use as of July 4, 2020. Refer to Note 3, "Debt, Finance Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis Liquidity and Capital Resources” in Part I, Item 2 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	$857.4	$799.6	$2,477.2	$2,354.2
Cost of sales	774.5	728.6	2,253.7	2,140.2
Gross profit	82.9	71.0	223.5	214.0
Gross margin	9.7%	8.9%	9.0%	9.1%
Operating income	45.9	34.4	103.0	104.5
Operating margin	5.3%	4.3%	4.2%	4.4%
Net income	35.8	24.8	79.8	71.8
Diluted earnings per share	$1.20	$0.81	$2.66	$2.28
Return on invested capital*			12.9%	12.9%
Economic return*			4.1%	3.9%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended July 4, 2020, net sales increased $57.8 million, or 7.2%, as compared to the three months ended June 29, 2019. For the nine months ended July 4, 2020, net sales increased $123.0 million, or 5.2%, as compared to the nine months ended June 29, 2019.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales:
AMER	$306.0	$366.5	$993.9	$1,084.8
APAC	482.3	384.8	1,321.3	1,141.4
EMEA	91.8	81.3	250.3	229.4
Elimination of inter-segment sales	(22.7)	(33.0)	(88.3)	(101.4)
Total net sales	$857.4	$799.6	$2,477.2	$2,354.2
AMER. Net sales for the three months ended July 4, 2020 in the AMER segment decreased $60.5 million, or 16.5%, as compared to the three months ended June 29, 2019. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of decreased demand driven by COVID-19, a reduction in net sales of $6.1 million due to manufacturing transfers to our APAC segment and $5.4 million due to a disengagement with a customer. The decrease was partially offset by a $30.2 million increase in production ramps of new products for existing customers.
During the nine months ended July 4, 2020, net sales in the AMER segment decreased $90.9 million, or 8.4%, as compared to the nine months ended June 29, 2019. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of decreased demand driven by COVID-19, a reduction in net sales of $42.3 million due to manufacturing transfers to our APAC segment and $14.8 million due to a disengagement with a customer. The decrease was partially offset by a $115.3 million increase in production ramps of new products for existing customers and a $21.5 million increase in production ramps for new customers.
APAC. Net sales for the three months ended July 4, 2020 in the APAC segment increased $97.5 million, or 25.3%, as compared to the three months ended June 29, 2019. The increase in net sales was driven by a $21.3 million increase in production ramps of new products for existing customers, a $6.4 million increase in production ramps for a new customer, a $6.1 million increase due to manufacturing transfers from our AMER segment and overall net increased customer end-market demand inclusive of increased demand driven by COVID-19. The increase was partially offset by a $6.8 million decrease for end-of-life products.
During the nine months ended July 4, 2020, net sales in the APAC segment increased $179.9 million, or 15.8%, as compared to the nine months ended June 29, 2019. The increase in net sales was driven by a $69.6 million increase in production ramps of new products for existing customers, a $42.3 million increase due to manufacturing transfers from our AMER segment, a $13.6 million increase in production ramps for a new customer and overall net increased customer end-market demand inclusive of increased demand driven by COVID-19. The increase was partially offset by a $27.9 million decrease for end-of-life products.
EMEA. Net sales for the three months ended July 4, 2020 in the EMEA segment increased $10.5 million, or 12.9%, as compared to the three months ended June 29, 2019. The increase in net sales was driven by an increase in production ramps for a new program as a result of COVID-19, partially offset by overall net decreased end-market demand.
During the nine months ended July 4, 2020, net sales in the EMEA segment increased $20.9 million, or 9.1%, as compared to the nine months ended June 29, 2019. The increase in net sales was the result of a $14.3 million increase in production ramps of new products for existing customers inclusive of increased demand driven by COVID-19 and an increase in production ramps for a new program as a result of COVID-19, partially offset by overall net decreased customer end-market demand.
Our net sales by market sector is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Market Sector:
Healthcare/Life Sciences	$330.1	$308.8	$913.4	$909.0
Industrial/Commercial	317.0	247.9	913.8	717.3
Aerospace/Defense	141.1	151.4	470.7	414.4
Communications	69.2	91.5	179.3	313.5
Total net sales	$857.4	$799.6	$2,477.2	$2,354.2
Healthcare/Life Sciences. Net sales for the three months ended July 4, 2020 in the Healthcare/Life Sciences sector increased $21.3 million, or 6.9%, as compared to the three months ended June 29, 2019. The increase in net sales was driven by a $13.3 million increase in production ramps for a new customer and a $12.4 million increase in production ramps of new products for existing customers, both inclusive of customer ramps for critical care products as a result of COVID-19. The increase was partially offset by overall net decreased customer end-market demand inclusive of decreased demand for products associated with elective procedures as a result of COVID-19.
During the nine months ended July 4, 2020, net sales in the Healthcare/Life Sciences sector increased $4.4 million, or 0.5%, as compared to the nine months ended June 29, 2019. The increase in net sales was driven by a $43.0 million increase in production ramps of new products for existing customers and a $13.5 million increase in production ramps for a new customer, both inclusive of customer ramps for critical care products as a result of COVID-19. The increase was partially offset by overall net decreased customer end-market demand inclusive of decreased demand for products associated with elective procedures as a result of COVID-19.
Industrial/Commercial. Net sales for the three months ended July 4, 2020 in the Industrial/Commercial sector increased $69.1 million, or 27.9%, as compared to the three months ended June 29, 2019. The increase was driven by a $27.6 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $5.4 million due to a disengagement with a customer.
During the nine months ended July 4, 2020, net sales in the Industrial/Commercial sector increased $196.5 million, or 27.4%, as compared to the nine months ended June 29, 2019. The increase was driven by a $85.1 million increase in production ramps of new products for existing customers, a $6.2 million increase in production ramps for a new customer and overall net increased customer end-market demand. The increase was partially offset by a decrease of $14.8 million due to a disengagement with a customer.
Aerospace/Defense. Net sales for the three months ended July 4, 2020 in the Aerospace/Defense sector decreased $10.3 million, or 6.8%, as compared to the three months ended June 29, 2019. The decrease was driven by overall net decreased customer end-market demand inclusive of decreased demand driven by COVID-19.

During the nine months ended July 4, 2020, net sales in the Aerospace/Defense sector increased $56.3 million, or 13.6%, as compared to the nine months ended June 29, 2019. The increase was driven by a $40.0 million increase in production ramps of new products for existing customers and a $15.3 million increase in production ramps for new customers. The increase was partially offset by overall net decreased customer end-market demand inclusive of decreased demand driven by COVID-19.
Communications. Net sales for the three months ended July 4, 2020 in the Communications sector decreased $22.3 million, or 24.4%, as compared to the three months ended June 29, 2019. The decrease was driven by overall net decreased customer end-market demand. The decrease was partially offset by an increase of $6.4 million due to production ramps for a new customer.
During the nine months ended July 4, 2020, net sales in the Communications sector decreased $134.2 million, or 42.8%, as compared to the nine months ended June 29, 2019. The decrease was driven by overall net decreased customer end-market demand. The decrease was partially offset by an increase of $13.6 million due to production ramps for a new customer.
Cost of sales. Cost of sales for the three months ended July 4, 2020 increased $45.9 million, or 6.3%, as compared to the three months ended June 29, 2019, while cost of sales for the nine months ended July 4, 2020 increased $113.5 million, or 5.3%, as compared to the nine months ended June 29, 2019. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three months ended July 4, 2020, approximately 90% of the total cost of sales was variable in nature and fluctuated with sales volumes; for the nine months ended July 4, 2020 and the three and nine months ended June 29, 2019, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 91% for the three months ended July 4, 2020, 90% for the nine months ended July 4, 2020, 88% for the three months ended June 29, 2019 and 89% for the nine months ended June 29, 2019 of these costs in each period were related to material and component costs.
The increase in cost of sales for the three months ended July 4, 2020 compared to the three months ended June 29, 2019 was primarily due to the increase in net sales and $3.6 million related to employee compensation and supplies costs associated with COVID-19. The increase was partially offset by a positive shift in customer mix and decreased fixed costs. The increase in cost of sales for the nine months ended July 4, 2020 compared to the nine months ended June 29, 2019 was primarily due to the increase in net sales, fixed costs to support new program ramps and $8.2 million related to employee compensation and supplies costs associated with COVID-19. The increase was partially offset by a positive shift in customer mix.
Gross profit. Gross profit for the three months ended July 4, 2020 increased $11.9 million, or 16.8%, as compared to the three months ended June 29, 2019. Gross profit for the nine months ended July 4, 2020 increased $9.5 million, or 4.4%, as compared to the nine months ended June 29, 2019. Gross margin for the three months ended July 4, 2020 increased 80 basis points while gross margin for the nine months ended July 4, 2020 deceased 10 basis points as compared to the three and nine months ended June 29, 2019, respectively. The primary driver of the increase in gross profit and gross margin for the three months ended July 4, 2020 was the increase in net sales, positive shift in customer mix and fixed cost leverage. The increase was partially offset by increased employee compensation and supplies costs related to COVID-19. The primary driver of the increase in gross profit for the nine months ended July 4, 2020 was the increase in net sales, partially offset by fixed costs due to the ramp of new programs and increased employee compensation and supplies costs related to COVID-19, which drove the decrease in gross margin in that period.
Operating income. Operating income for the three months ended July 4, 2020 increased $11.5 million, or 33.4%, as compared to the three months ended June 29, 2019 as a result of the increase in gross profit. Operating margin of 5.3% increased 100 basis points compared to the three months ended June 29, 2019 primarily due to the increase in gross margin as a result of the factors previously discussed.
Operating income for the nine months ended July 4, 2020 decreased $1.5 million, or 1.4%, as compared to the nine months ended June 29, 2019 as a result of the $11.0 million increase in selling and administrative expenses ("S&A") that was primarily due to a $6.0 million increase in restructuring and impairment charges due to the previously announced closure of our Boulder Design Center, $2.5 million increase in bad debt expense and increased compensation expenses. Operating margin of 4.2% decreased 20 basis points compared to the nine months ended June 29, 2019 primarily due to the decrease in gross margin as a result of the factors previously discussed.

A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Operating income (loss):
AMER	$8.5	$14.2	$21.1	$42.9
APAC	66.2	51.3	178.5	151.8
EMEA	1.2	1.5	0.3	2.4
Corporate and other costs	(30.0)	(32.6)	(96.9)	(92.6)
Total operating income	$45.9	$34.4	$103.0	$104.5
AMER. Operating income for the three months ended July 4, 2020 decreased $5.7 million as compared to the three months ended June 29, 2019, primarily as a result of the decrease in net sales, partially offset by a positive shift in customer mix and decreased fixed costs.
During the nine months ended July 4, 2020, operating income in the AMER segment decreased $21.8 million as compared to the nine months ended June 29, 2019, primarily as a result of the decrease in net sales and increased fixed costs to support new program ramps, as well as employee compensation and supplies costs associated with COVID-19. In addition, there was an increase in S&A primarily due to an increase in bad debt expense, which was partially offset by a positive shift in customer mix.
APAC. Operating income for the three months ended July 4, 2020 increased $14.9 million as compared to the three months ended June 29, 2019, primarily as a result of the increase in net sales.
During the nine months ended July 4, 2020, operating income in the APAC segment increased $26.7 million as compared to the nine months ended June 29, 2019, primarily as a result of the increase in net sales, partially offset by a negative shift in customer mix and employee compensation and supplies costs associated with COVID-19.
EMEA. Operating income for the three months ended July 4, 2020 decreased $0.3 million as compared to the three months ended June 29, 2019, primarily as a result of the increased fixed costs to support new program ramps and increased S&A primarily due to compensation expense.
During the nine months ended July 4, 2020, operating income in the EMEA segment decreased $2.1 million as compared to the nine months ended June 29, 2019, primarily as a result of the increase in fixed costs to support new program ramps.
Other expense. Other expense for the three months ended July 4, 2020 decreased $0.5 million as compared to the three months ended June 29, 2019, primarily as a result of decreased factoring fees.
Other expense for the nine months ended July 4, 2020 increased $1.0 million as compared to the nine months ended June 29, 2019, primarily due to an increase of $2.8 million in interest expense, partially offset by a decrease of $1.7 million in factoring fees.
Income taxes. Income tax expense and effective income tax rates are presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Income tax expense, as reported (GAAP)	$5.8	$4.9	$10.2	$20.7
Special tax items	—	—	0.8	(7.0)
Restructuring charges	—	—	0.6	—
Income tax expense, as adjusted (non-GAAP) (1)	$5.8	$4.9	$11.6	$13.7

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Effective tax rate, as reported (GAAP)	13.9%	16.5%	11.4%	22.4%
Special tax items	—	—	0.4	(7.6)
Restructuring charges	—	—	0.3	—
Effective tax rate, as adjusted (non-GAAP) (1)	13.9%	16.5%	12.1%	14.8%
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
For the nine months ended July 4, 2020, we recorded a tax benefit of $1.9 million related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits and a tax benefit of $0.6 million related to restructuring charges, partially offset by $1.1 million of other special tax items. For the nine months ended June 29, 2019, we recorded a $7.0 million adjustment to income tax expense, inclusive of unrecognized tax benefits, as a result of proposed additional guidance issued by the U.S. Department of the Treasury, related to the U.S. Tax Cuts and Jobs Act ("Tax Reform").
Income tax expense for the three and nine months ended July 4, 2020 was $5.8 million and $10.2 million, respectively, compared to $4.9 million and $20.7 million for the three and nine months ended June 29, 2019, respectively. The increase in income tax expense for the three months ended July 4, 2020 was primarily due to the increase in pre-tax book income and the geographic distribution of pre-tax book income, partially offset by an $0.8 million tax benefit for a lapse of a statute of limitation for an uncertain tax position. The decrease in income tax expense for the nine months ended July 4, 2020 was primarily due to the $7.0 million impact of Tax Reform recorded in the nine months ended June 29, 2019. The decrease was also due to the geographic distribution of pre-tax book income, an $0.8 million tax benefit related to the lapse of a statute of limitations for uncertain tax positions, an $0.8 million benefit for special tax items and a $0.6 million tax benefit related to restructuring during the nine months ended July 4, 2020. The $0.8 million benefit for special tax items for the nine months ended July 4, 2020 was comprised of a $1.9 million benefit related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by $1.1 million of special tax items
The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. The Company does not expect a material impact from the law.
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
Net income. Net income for the three months ended July 4, 2020 increased $11.0 million, or 44.4%, as compared to the three months ended June 29, 2019 to $35.8 million. Net income increased primarily as a result of the increase in operating income as previously discussed.
Net income for the nine months ended July 4, 2020 increased $8.0 million, or 11.1%, as compared to the nine months ended June 29, 2019 to $79.8 million. Net income increased primarily as a result of the increase in operating income and decrease in income tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share for the three months ended July 4, 2020 increased to $1.20 as compared to $0.81 for the three months ended June 29, 2019, primarily as a result of increased net income due to the factors previously discussed and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
Diluted earnings per share for the nine months ended July 4, 2020 increased to $2.66 as compared to $2.28 for the nine months ended June 29, 2019, primarily as a result of increased net income due to the factors previously discussed and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.

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
We review our internal calculation of WACC annually, and our estimated WACC is 8.8% for fiscal 2020. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 12.9% for both the nine months ended July 4, 2020 and June 29, 2019.
For a reconciliation of ROIC and economic return to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return (dollars in millions) for the indicated periods:

	Nine Months Ended
	July 4, 2020	June 29, 2019
Adjusted operating income (tax-effected)	$126.4	$118.5
Average invested capital	980.9	921.4
ROIC	12.9%	12.9%
WACC	8.8%	9.0%
Economic return	4.1%	3.9%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $299.6 million as of July 4, 2020, as compared to $226.3 million as of September 28, 2019.
As of July 4, 2020, 86% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.

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
Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Nine Months Ended
	July 4, 2020	June 29, 2019
Cash provided by operating activities	$92.5	$7.0
Cash used in investing activities	$(40.5)	$(73.3)
Cash provided by (used in) financing activities	$21.3	$(26.2)
Operating Activities. Cash flows provided by operating activities were $92.5 million for the nine months ended July 4, 2020, as compared to cash flows provided by operating activities of $7.0 million for the nine months ended June 29, 2019. The increase was primarily due to cash flow improvements (reductions) of:
•$183.6 million in accounts payable cash flows driven by increased purchasing activity to support ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak.
•$33.0 million in accounts receivable cash flows, which resulted from the timing of payments.
•$(83.1) million in inventory cash flows driven by increased inventory levels to support the ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak.
•$(56.4) million in other current and noncurrent liabilities cash flows driven by decreases in advance payments from customers and accrued salaries and wages due to timing of the quarter-end.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 4, 2020	June 29, 2019
Days in accounts receivable	55	52
Days in contract assets	12	12
Days in inventory	97	95
Days in accounts payable	(65)	(54)
Days in cash deposits	(20)	(16)
Annualized cash cycle	79	89
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

As of July 4, 2020, annualized cash cycle days decreased ten days compared to June 29, 2019 due to the following factors:
•Days in accounts receivable for the three months ended July 4, 2020 increased three days compared to the three months ended June 29, 2019. The increase is primarily attributable to the timing of shipments and reduction in factored receivables.
•Days in contract assets for the three months ended July 4, 2020 remained flat compared to the three months ended June 29, 2019.
•Days in inventory for the three months ended July 4, 2020 increased two days compared to the three months ended June 29, 2019. The increase is primarily attributable to increasing inventory levels to support the ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak.
•Days in accounts payable for the three months ended July 4, 2020 increased eleven days compared to the three months ended June 29, 2019. The increase is primarily attributable to increased purchasing activity to support the ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak.
•Days in cash deposits for the three months ended July 4, 2020 increased four days compared to the three months ended June 29, 2019. The increase was primarily attributable to significant deposits received from 3 customers to cover higher inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $51.3 million for the nine months ended July 4, 2020 compared to $(67.6) million for the nine months ended June 29, 2019, an increase of $118.9 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Nine Months Ended
	July 4, 2020	June 29, 2019
Cash flows provided by operating activities	$92.5	$7.0
Payments for property, plant and equipment	(41.2)	(74.6)
Free cash flow	$51.3	$(67.6)
Investing Activities. Cash flows used in investing activities were $40.5 million for the nine months ended July 4, 2020 compared to $73.3 million for the nine months ended June 29, 2019. The decrease in cash used in investing activities was due to a $33.4 million decrease in capital expenditures, primarily due to the construction of a second manufacturing facility in Guadalajara, Mexico which was completed in the first quarter of fiscal 2020.
We estimate funded capital expenditures for fiscal 2020 to be approximately $50 to $60 million, of which $41.2 million was utilized through the first nine months of fiscal 2020. The remaining fiscal 2020 capital expenditures are anticipated to be used primarily to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash or borrowings, if required.
Financing Activities. Cash flows provided by financing activities were $21.3 million for the nine months ended July 4, 2020 compared to cash flows used in financing activities of $26.2 million for the nine months ended June 29, 2019. The increase was primarily attributable to drawing $138.0 million on the unsecured term loans, a $131.2 million decrease in cash used to repurchase our common stock and an $8.9 million increase in proceeds from the exercise of stock options. This change was partially offset by a $228.0 million decrease in borrowing and increase in repayments on our revolving commitment.
On August 20, 2019, the Board of Directors approved a new stock repurchase plan, pursuant to which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During the nine months ended July 4, 2020, the Company repurchased

315,231 shares under the 2019 Program for $19.5 million at an average price of $61.81. As of July 4, 2020, $27.2 million of authority remained under the 2019 Program. The Company temporarily suspended any share repurchases under the 2019 Program in March 2020 due to the uncertainties created by the COVID-19 outbreak, but expects to resume share repurchase activity in the fourth quarter of fiscal 2020.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). During the nine months ended June 29, 2019, the Company repurchased 2,646,125 shares under this program for $150.7 million, at an average price of $56.95 per share. The 2018 Program was completed during the fourth quarter of fiscal 2019, when all share repurchase authority under it was exhausted.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of July 4, 2020, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. The increase of the maximum facility is not able to be exercised until after the effective date of the 364 day delayed draw term loans ("Term Loans") on April 28, 2021, as outlined in Amendment No. 1 to the Credit Agreement (the "Amendment") subsequently discussed. During the nine months ended July 4, 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $97.1 million. The Company borrowed $455.7 million and repaid $550.7 million of revolving borrowings ("Revolving Commitment") under the Credit Facility during the nine months ended July 4, 2020. As of July 4, 2020, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA previously discussed. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.125% as of July 4, 2020.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, the Company entered into the Amendment in response to the COVID-19 outbreak, which amends the Credit Agreement, dated as of May 15, 2019. The Amendment amends certain provisions of the Existing Credit Agreement to, among other things, provide for a $138 million unsecured delayed draw term loans facility. Term loans borrowed under the new facility were funded in a single draw on May 4, 2020 and will mature on April 28, 2021. Outstanding term loans will bear interest, at the Company’s option, at a eurocurrency rate plus a margin of 1.75% per annum or at a base rate plus a margin of 0.75% per annum. In addition, the Company is required to pay, on a quarterly basis, a ticking fee at a rate equal to 0.75% per annum on the average daily aggregate unused term loan commitments from the effective date of the Amendment to and including the date all of the term loan commitments are terminated in accordance with the terms of the Credit Facility. The proceeds of the term loans were used to prepay outstanding revolving and swing line loans under the Credit Facility and for the general corporate purposes of the Company and its subsidiaries. The $138.0 million of outstanding term loans as of July 4, 2020 was subject to a 2.75% per annum interest rate.
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
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 4, 2020 is $340.0 million. The maximum facility amount under the HSBC RPA as of July 4, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
The Company sold $189.9 million and $223.6 million of trade accounts receivable under these programs during the three months ended July 4, 2020 and June 29, 2019, respectively, in exchange for cash proceeds of $189.4 million and $222.1 million, respectively.
The Company sold $606.0 million and $698.0 million of trade accounts receivable under these programs during the nine months ended July 4, 2020 and June 29, 2019, respectively, in exchange for cash proceeds of $603.4 million and $693.7 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive (Loss) Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the third quarter of fiscal 2020, cash and cash equivalents and restricted cash was $300 million, while debt, finance lease obligations and other financing were $335 million. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. In addition, to further ensure our ability to meet our working capital and fixed capital requirements, we drew the full amount of the unsecured delayed draw term loans facility previously discussed in response to the COVID-19 outbreak. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in our SEC filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 4, 2020 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2020	2021-2022	2023-2024	2025 and thereafter
Debt Obligations (1)	$328.8	$1.0	$153.1	$12.2	$162.5
Finance Lease Obligations	125.4	1.8	14.1	10.8	98.7
Operating Lease Obligations	53.4	2.6	16.8	13.6	20.4
Purchase Obligations (2)	685.3	446.5	238.1	0.7	—
Repatriation Tax on Undistributed Foreign Earnings (3)	59.6	—	11.4	16.3	31.9
Other Liabilities on the Balance Sheet (4)	19.3	0.7	8.2	1.6	8.8
Other Liabilities not on the Balance Sheet (5)	8.7	0.5	4.2	0.7	3.3
Total Contractual Cash Obligations	$1,280.5	$453.1	$445.9	$55.9	$325.6

1)As of July 4, 2020, debt obligations includes $150.0 million in principal amount of 2018 Notes and $138.0 million in term loans borrowed under the credit facility, as well as interest.
2)As of July 4, 2020, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.
3)As of July 4, 2020, repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.
4)As of July 4, 2020, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements, and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $1.4 million, as of July 4, 2020, related to unrecognized income tax benefits. We cannot make reliable estimates of the future cash flows by period related to these obligations.
5)As of July 4, 2020, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2019 Annual Report on Form 10-K. During the third quarter of fiscal 2020, there were no material changes.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	July 4, 2020	June 29, 2019
Net Sales	13.1%	9.9%
Total Costs	16.6%	15.6%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of July 4, 2020, a 10% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of July 4, 2020, our only material interest rate risk is associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at the Company's option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company's then-current leverage ratio (as defined in the Credit Agreement). As of July 4, 2020, the borrowing rate under the revolving commitment was LIBOR plus 1.10%. In addition, the outstanding term loans will bear interest, at the Company’s option, at a eurocurrency rate plus a margin of 1.75% per annum or at a base rate plus a margin of 0.75% per annum. In addition, the Company is required to pay, on a quarterly basis, a ticking fee at a rate equal to 0.75% per annum on the average daily aggregate unused term loan commitments from the effective date of the Amendment to and including the date all of the term loan commitments are terminated in accordance with the terms of the Credit Facility. As of July 4, 2020 the term loans was subject to a 2.75% per annum interest rate. The Company is monitoring developments related to LIBOR; see also Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 for more information. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on the Company's overall interest rate exposure, as of July 4, 2020, a 10.0% change in interest rates would not have a material effect on the Company's financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2020 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1A. Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 that have had no material changes, except as disclosed below, which new risk factor was previously outlined in our Form 10-Q for the three months ended April 4, 2020.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the stock repurchase plan approved by the Board of Directors on February 14, 2018, pursuant to which the Company was authorized to repurchase $200.0 million of its common stock. The 2019 Program has no expiration. There were no repurchases of shares by the Company during the three months ended July 4, 2020 due to a temporary suspension of share repurchases under the 2019 Program due to the uncertainties created by the COVID-19 outbreak. However, the Company expects to resume share repurchase activity in the fourth quarter of fiscal 2020. As of July 4, 2020, $27.2 million of authority remained under the 2019 Program.

ITEM 6. EXHIBITS
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1
Amendment No. 1 to Credit Agreement, dated as of April 29, 2020, among Plexus Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2020 by Plexus Corp.).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reconciliation of ROIC to GAAP and economic return financial statements
101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	August 7, 2020	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	August 7, 2020	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer