Form 10-K
period 2020-10-03
PLEXUS CORP
filed 2020-11-20
CIK 785786

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
For the fiscal year ended October 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 4, 2020, 29,185,639, shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $50.34 closing price of the registrant's common stock on the last trading day of its fiscal second quarter, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 722,751 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1.4 billion.
As of November 16, 2020, there were 28,823,390 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
October 3, 2020

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

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. We partner with our customers to create the products that build a better world. Since 1979, Plexus has been a dedicated partner to companies by providing global Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost. Plexus is a global leader that specializes in serving customers in industries with highly complex products and demanding regulatory environments. Plexus delivers comprehensive end-to-end solutions in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC") regions for our customers. Our strategy remains consistent and can be summarized in four words: focus, execution, passion and discipline. We engineer innovative solutions for customers in growth markets and focus on partnering with leading global companies in the Healthcare/Life Sciences, Industrial/Commercial, Aerospace/Defense and Communications sectors. In fiscal year 2021, we intend to consolidate the Industrial/Commercial and Communications market sectors to form an Industrial market sector. Superior execution is foundational to our differentiation. We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through Operational Excellence. We accomplish Operational Excellence by being united as a team and guided by our values and leadership behaviors. We do the right thing to support our team members, communities and customers. Through our collective passion, we drive purpose to our actions and decisions. Finally, we are committed to delivering shareholder value through a consistent and disciplined financial model.
Plexus has partnerships with approximately 135 customers whose products are highly complex and operate within demanding regulatory environments. We leverage our expertise to understand the unique needs of our customers' markets and have aligned our processes to provide flexibility, create efficiency and deliver superior quality. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers), global logistics management and aftermarket services. In order to service the complexities that our customers' products demand, we utilize our full suite of solution offerings to support our customers’ products from concept to end of life.

Plexus is passionate about being a global leader at serving markets consisting of highly complex products and demanding regulatory environments. Our customers look to us to fulfill programs characterized by unique flexibility, technology, quality and regulatory requirements. To deliver on our strategy, we align our operations, processes, workforce and financial metrics to create:

•A high performance, accountable organization with a talented and engaged workforce that is deeply passionate about driving growth through customer service excellence;
•Strategic growth by using customer driven, sector based go-to-market strategies; and
•Execution driven by a collaborative, customer-centric culture that continuously evaluates and optimizes our business processes to strive to create shareholder value.

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

Our market sector teams help define Plexus' strategy for growth with a particular emphasis on expanding the value-add solutions we offer customers. Our sales and marketing efforts focus on targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of services that complement the entire product lifecycle gives us a business advantage.

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital ("ROIC") 500 basis points above our weighted average cost of capital ("WACC"), which we refer to as "economic return." We review our internal calculation of WACC annually; for fiscal 2020, our WACC was 8.8%. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate a ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that we create value for our shareholders. For more information regarding ROIC and economic return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and economic return" in Part II, Item 7. For a reconciliation of ROIC and economic return to our financial statements that were prepared using generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

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

Established in 1979 as a Wisconsin corporation, we have over 19,500 employees, including over 4,200 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 26 active facilities, totaling approximately 4.5 million square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing, and aftermarket service needs of customers in our targeted market sectors.

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

Design and Development - Plexus was established with engineering as a core competency and has built a reputation for success. Our customers are able to partner with a collaborative team of approximately 600 development engineers to create new products. Using the same tools and processes throughout our seven Design Centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and value engineering solutions.

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

We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2016	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
JMGP accreditation	X	X	X
GMP-Korea certification		X	X
ANVISA accreditation		X	X
NPMA (National Medical Products Administration) registration		X
ISO 14001(environmental management)	X	X	X
ISO 45001 (occupational health and safety)		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
EASA repair approval	X
ATEX/IECEx certification			X
IRIS certification (Railway)		X
ISO 50001:2011 (energy management)			X

Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2020, we served approximately 135 customers. Also during the fiscal year, we experienced strength in critical care healthcare products due to the COVID-19 landscape and engaged in new product development and manufacturing opportunities that helped support our frontline workers and the fight against the pandemic. These unique opportunities were realized due to Plexus’ qualifications and expertise that support highly complex and highly regulated medical products such as point-of-care testers and ventilators.
General Electric Company ("GE") accounted for 11.7%, 12.4% and 12.3% of our net sales during fiscal 2020, 2019 and 2018, respectively. No other customer accounted for 10.0% or more of our net sales in any of the last three fiscal years. Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. The loss of any major customer could have a significant negative impact on our financial results. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector. Many of our large customers contract with us through multiple independent divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2020	2019	2018
Healthcare/Life Sciences	37%	38%	36%
Industrial/Commercial	37%	31%	32%
Aerospace/Defense	18%	19%	16%
Communications	8%	12%	16%
Total net sales	100%	100%	100%

Although our current business development focus is based on our targeted market sectors of Healthcare/Life Sciences, Industrial/Commercial, Aerospace/Defense and Communications, we evaluate our financial performance and allocate our resources geographically (see Note 11 "Reportable Segments, Geographic Information and Major Customers" in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers a uniform array of services for customers in each market sector and, aside from the specific go-to-market teams, we do not dedicate operational equipment, personnel, facilities or other resources to particular market sectors, nor internally track our costs and resources per market sector.

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

Component shortages and subsequent allocations by our suppliers are an inherent risk to the electronics industry, and have particularly been an issue for us and the industry from time to time. We discuss the causes of these shortages more fully in "Risk Factors" in Part I, Item 1A herein. We actively manage our business to minimize our exposure to material and component shortages. Potential for labor shortages at our suppliers and their suppliers, which can be impacted by pandemics, can disrupt our supply chain and cause component shortages.

Plexus' global supply chain management organization attempts to mitigate potential supply chain risks and ensure a steady flow of components and products at competitive prices. We strive to achieve these goals through advanced supply chain solutions we develop in partnership with our customers, a commitment to strong supplier partnerships, risk management tools, proprietary supply chain risk algorithms and global expediting processes. Plexus can often influence the selection of new product components, primarily when engaged to provide design and development solutions.

Competition
Plexus operates in a highly competitive market, with a goal to be best-in-class at meeting the unique needs of our customers. With integrated Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services, we proactively tackle tough challenges throughout the product lifecycle. A number of competitors may provide electronics manufacturing and engineering services similar to Plexus. Others may be more established in certain industry sectors, or have greater financial, manufacturing, or marketing resources. Smaller competitors compete mainly in specific sectors and within limited geographic areas. Plexus also competes with in-house capabilities of current and potential customers. Plexus maintains awareness and knowledge of our competitors' capabilities in order to remain highly competitive within our target markets of Healthcare/Life Sciences, Industrial/Commercial, Aerospace/Defense and Communications.

Intellectual Property
We own various service marks that we use in our business, which are registered in the trademark offices of the United States and other countries. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.

Information Technology
Our core solutions for manufacturing facilities include a single-instance Enterprise Resource Planning ("ERP") system, as well as Product Data Management and Advanced Planning and Scheduling systems, along with consistent solutions for warehouse management and shop floor execution, that support our global operations. This consistency augments our other management information systems, allowing us to standardize our ability to translate data from multiple production facilities into operational and financial information required by the business. The related software licenses are of a general commercial character on terms customary for these types of agreements. Enhancing our environment to meet the increasing needs of cybersecurity and privacy regulations continues to be a priority. We are addressing these through enhanced controls, training and the implementation of new tools and technologies.

Compliance with Laws and Regulations
As a U.S. public company that supports manufacturing, designing and servicing highly complex products in demanding regulatory environments, our global operations are subject to a variety of laws, regulations and compliance obligations. We have robust internal controls, quality management systems, and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also have safeguards established to identify non-compliance concerns through internal and external audits, risk assessments as well as an ethics hotline reporting system.

We are also subject to a variety of regulations associated with environmental compliance, as well those governing employee health and safety. These regulations are related to topics such as:

•Monitoring, tracking and reporting of air and water emissions
•Handling and disposing of hazardous chemicals used during our manufacturing process
•Evaluating and mitigating employee health and safety hazards in our facilities

We believe that we are in material compliance with all such applicable laws and regulations, and we do not anticipate any significant additional expenditures related to maintaining our compliance. However, due to the sometimes rapidly evolving nature of these laws and regulations (including as related to legal developments as a result of COVID-19), geopolitical considerations, and changes in our customers’ program requirements, there can be no assurance that current expenditures will be adequate or that violations will not occur. Any violations could result in fines, penalties or customer disengagements that may have a material impact on our financial performance. See “Risk Factors” in Part I, Item 1A, herein, for more detail around risks pertaining to compliance with laws and regulations.

Responsible Business Practices
Plexus is committed to responsible business practices throughout our global operations. As a member of the Responsible Business Alliance ("RBA"), we have taken an active role in improving not only our own practices, but influencing and holding others accountable throughout our supply chain to improve their focus on important principles related to the environment, social and governance ("ESG"). We consider a variety of standards for responsible practices, including, but not limited to, local and federal legal requirements in the jurisdictions where we operate, the International Organization for Standardization’s "Guidance for Social Responsibility" (ISO 26000) and standards established by the RBA. Our commitment to responsible business practices focus on five key areas: (1) responsible employer, (2) community partner, (3) global citizen (4) industry steward and (5) corporate governance.

•Responsible Employer - We advocate for diversity, combat human trafficking, encourage and provide employee development opportunities, strive to ensure safe and healthy working conditions, promote an appropriate work/life balance for our employees, encourage wellness initiatives and reinforce responsible values in our culture.

•Community Partner - We promote and financially contribute to programs involving science, technology and education, as well as causes that make a meaningful impact to the communities in which we operate. We encourage our employees' involvement in community charitable organizations, as well as volunteerism, and we partner with community organizations to promote local business.

•Global Citizen – We actively work to reduce waste, water use and greenhouse gas emissions from our operations, and work with suppliers to develop similar programs. We partner with customers to help design more efficient and environmentally friendly products.

•Industry Steward - We take an active role in industry coalitions focused on reducing impacts to the environment, maintaining strong ethical practices and establishing safe and healthy working conditions around the world. We train our supply chain on important social initiatives, such as detecting and preventing forced labor, and we collaborate with customers to advance sustainability efforts.

•Corporate Governance – Strong leadership and a culture of accountability is foundational at Plexus. Our executive management, in collaboration with our Board of Directors, competently and ethically manage Plexus’ operations for the long-term benefit of shareholders.

Human Capital Management
We are driven to differentiate Plexus with our talent and by our culture. How we manage our human capital is critical to how we deliver on our strategy and create sustained growth and value for our shareholders.

Purpose and Culture
Our vision is to help create the products that build a better world. We recognize that a great culture is foundational to the success of this vision. We are proud of our culture and the recognition we have received as a great place to work, including being named on the list of the World’s Best Employers by Forbes in 2020. In building a great culture, we embrace four “non-negotiables:”

•Our Values and Leadership Behaviors – Our Values and Leadership Behaviors establish the foundation upon which our culture is built, representing key expectations we have of our employees and emblematic of the work environment we strive to create. Our 10 Values and Leadership Behaviors are: Customer Focus, Relationships and Teamwork, Excellence, Open Communication, Integrity, Prioritize our People, Solve Problems, Be Courageous, Be Strategic, and Innovate.

•Quality Begins with Me – We instill personal responsibility for quality in our employees through our Quality Begins with Me culture; a commitment to delivering zero defects and continuous improvement. A culture concentrated on each individual’s pledge to quality is critical to achieving our strategic goal of superior execution in delivering highly complex products in demanding regulatory environments.

•5Es of Customer Service Excellence – Through the 5Es of Customer Service Excellence, we describe for our employees what is required to exceed our customer’s expectations and enable growth through customer service excellence. In all aspects of our engagements with both internal and external customers, we reflect the 5Es: We are Empathetic, Entrepreneurial, Empowered, Engaged, and we Ensure Accountability.

•One Plexus – One Plexus reflects our sentiment that we are stronger together than the sum of our parts. We embrace the One Plexus mentality through collaboration to ensure consistent operations, globally, and leverage the strengths and best practices of all facets of the organization to drive the best solutions for our customers.

Commitment to Values and Ethics
Along with our Values and Leadership Behaviors, we act in accordance with our Code of Conduct and Business Ethics (“Code of Conduct”), which creates expectations and provides guidance for all employees to make the right decisions. Our Code of Conduct includes topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information, and reporting Code of Conduct violations. It is used to reinforce our passion for operating in a fair, honest, responsible and ethical manner and articulates our responsibilities as a trusted leader in the business community. The Code of Conduct also emphasizes the importance of having an open, welcoming environment in which all employees feel empowered to do what is right and are encouraged to voice concerns should violations of the Code of Conduct be observed. All employees are required to complete the training on the Code of Conduct annually.

Diversity and Inclusion
Ingrained in our culture of inclusion is the philosophy that each individual offers diverse perspectives, backgrounds and experiences that create great outcomes when we are united as a team. We respect our people and embrace our differences. We welcome everyone and value the ideas generated by our collective uniqueness. We aspire that all of our teammates reach their full potential and we encourage them to simply BE YOU!

Talent Development & Acquisition
In the pursuit of excellence, we nurture and grow our people. Our commitment to holistic talent management means that we expect and reward high performance and address underperformance with urgency, candor and empathy. Our team members receive and provide feedback with humility and a sincere interest to continuously improve. We engage in regular talent reviews to calibrate on the performance and potential of our teammates, their development needs, career pathing, and the strength of our succession plans. Competency-based training, leadership development programs and online learning provide ongoing development for team members at all levels. While our chief goal is to develop our own talent, we recruit technical, new graduate and experienced talent by valuing potential as well as experience, and personality traits that align with our Values and Leadership Behaviors.

Employee Engagement
At every facility, in every organization and at all levels, we strive to continuously improve the engagement of our teammates. We survey employee engagement annually through our employee net promotor score and we identify and act on areas of opportunity to enhance our work environment and increase employee satisfaction.

Compensation
Our policy is to competitively compensate all employees for their contributions to Plexus and to appropriately motivate employees to provide value to Plexus’ shareholders. Our compensation philosophy is to align both short-term and long-term incentives with our strategic objectives and to take into account market forces, best practices, and the performance of Plexus and the employee.

Worker Rights, Health, and Safety
We are committed to complying with applicable laws, including labor and employment laws, in all areas of our operations. In addition, we are an active member of the RBA, which sets global standards, irrespective of legal requirements, regarding the treatment of workers. These include prevention of excessive working hours and unfair wages, controls to prohibit child labor and human trafficking, and bolstering workplace health and safety measures. We are one of several companies actively partnering with the RBA to abolish human trafficking by holding foreign labor agencies accountable to upholding sound recruiting processes.

To protect team members during the COVID-19 outbreak, Plexus has progressively implemented measures to safeguard our employees from COVID-19 infection and exposure in alignment with guidelines established by the U.S. Centers for Disease Control and the World Health Organization. Our mission has been to provide our workers with the safest environment to be outside their own homes. Such safeguards consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor vetting and screening, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, enhanced workplace cleaning, and large-scale decontamination.

Human Capital Management Governance
As part of our governance structure, we have established an Organizational Performance Committee, an executive body comprised of the Chief Executive Officer, Chief Administrative Officer and other executives that oversees human capital strategy. In addition, our Chief Administrative Officer, who oversees our global human resources department, and other key leaders of our Human Resources organization provide a quarterly update to the Compensation and Leadership Development Committee of the Board of Directors on our strategy for talent development and retention, including succession planning for key talent. Management also updates the Board of Directors regularly on employee-related policies and efforts intended to protect our employees and to preserve our corporate culture, such as the regular review of our Code of Conduct and Business Ethics, diversity and inclusion initiatives, employee net promoter survey results, and our ethics hotline activity. The Board of Directors also maintains regular visibility into our COVID-19 response strategy.

Employee Data
We employ over 19,500 employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. Approximately 1,600 and 270 of our employees in Mexico and the United Kingdom, respectively, are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are positive and stable.

ITEM 1A.    RISK FACTORS
Material risk factors to our business and financial performance are those that may impact our strategy, which is centered around four strategic pillars: Market Focus, Superior Execution, Passion Meets Purpose and Discipline by Design . This section lays out a number of material risks that may impact those strategic pillars. Other sections of this report also include risks that may impact our strategic business objectives and affect our financial performance. The risks included herein and elsewhere in this report are not exhaustive. In addition, due to the dynamic nature of our business, new risks may emerge from time to time and it is not possible for management to predict or assess the impact of all such risks on our business.

Risks impacting our MARKET FOCUS – We engineer innovative solutions for customers in growth markets with highly complex products and demanding regulatory environments.

The end markets we serve require technologically advanced products and such markets may be impacted by a number of factors that could adversely impact our customers’ demand.

Factors affecting the technology-dependent end markets that we serve could adversely affect our customers and, as a result, Plexus. These factors include:

•customers’ ability or inability to adapt to rapidly changing technologies and evolving industry standards that can result in short product life-cycles or product obsolescence,
•customers’ ability or inability to develop and market their products, some of which are new and untested, and
•the potential failure of our customers’ products to gain widespread commercial acceptance.

Even if our customers successfully respond to these market challenges, their responses, including any consequential changes we must make in our business relationships, services offered, or to our operations, can affect our production cycles, inventory management and results of operations.

Our customers do not make long-term commitments to us and may cancel or change their production requirements.

We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand for our services. Customers also cancel, change or delay design, production or aftermarket service quantities and schedules, or fail to meet their forecasts for a number of reasons beyond our control. Customer expectations can change rapidly, requiring us to take on additional commitments or risks. In addition, customers may fail to meet their commitments to us or our expectations. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future. This risk is heightened by a potential decrease in customer demand for their products or our services as a result of the ongoing COVID-19 pandemic.

In addition, we make significant decisions based on our estimates of customers’ demand, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital (including inventory) management, facility and capacity requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products affect our ability to accurately estimate their future requirements. Because certain of our operating expenses are fixed, a reduction in customer demand can harm our operating results. The need for us to correctly anticipate component needs is amplified in times of shortages. The current environment of tight component supply, which might be further impacted by global pandemic-related interruptions, can increase the difficulties and cost of anticipating changing demand. Moreover, because our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.

Rapid increases in customer demand may stress personnel and other capacity resources. We may not have sufficient resources, including personnel and components, at any given time to meet all of our customers’ demands or to meet the requirements of a specific program, which could result in a loss of business from such customers.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose a major customer or program or if there are challenges in those market sectors, then our net sales and operating results could decline significantly.

Net sales to our 10 largest customers have represented a majority of our net sales in recent periods. Our 10 largest customers accounted for 55.2% of our net sales for the fiscal year ended October 3, 2020, and 54.6% of our net sales for the fiscal year ended September 28, 2019. During each of these periods there was one customer that represented 10.0% or more of our net sales.
Our major customers may vary from period to period, and our major customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile or temporary nature of certain programs. In any given period, a higher portion of our sales may be concentrated with customers or projects with relatively lower margins, which could adversely affect our results. We have experienced from time to time, and in the future may experience, significant disengagements with customers or of programs, adverse changes in customer supply chain strategies and the end of life of significant programs. Especially given our discrete number of customers, the loss of, or significant reductions in net sales to any of our major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations.

In addition, we focus our sales efforts on customers in only a few market sectors, as identified in Part I, Item 1, herein. Each of these sectors is subject to macroeconomic conditions, as well as trends and conditions that are sector specific. Any weakness in our customers’ end markets could affect our business and results of operations. Economic, business or regulatory conditions that affect the sector, or our failure to choose to do business in appropriate sectors, can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the U.S. healthcare sector, generally. In addition, the Healthcare/Life Sciences sector is affected by global health pandemics, such as COVID-19, which has created both opportunities and challenges for the Company. For example, the pandemic caused an increase in sales specific to products supporting pandemic relief efforts and critical care products while weakening sales related to elective procedures or other non-critical care products. Similarly, commercial aerospace was impacted by the COVID-19 pandemic due to restrictions on airline travel, resulting in decreased demand from our commercial aerospace customers. Additionally, the semiconductor industry has historically been subject to significant cyclicality and volatility. Further, potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors.

We rely on timely and regular payments from our customers, and the inability or failure of our major customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations. We also have receivables factoring agreements in place; therefore, deterioration in the payment experience with or credit quality of our major customers, or issues with the banking counterparties to our factoring agreements, could have a material adverse effect on our financial condition and results of operations due to our inability to factor such receivables.

From time to time, our customers, including former major customers, have been affected by merger, acquisition, divestiture and spin-off activity. While these transactions may present us with opportunities to capture new business, they also create the risk that these customers will partially reduce their purchases or completely disengage from us as a result of transitioning such business to our competitors or their internal operations.

We and our customers are subject to increasingly extensive government regulations, industry standards, and other stakeholder expectations; a failure to comply with current and future regulations, standards and expectations could have an adverse effect on our business, customer relationships, reputation and profitability.

We are subject to extensive government regulation, industry standards (as well as customer-specific standards), and other stakeholder expectations relating to the products we design, manufacture and service as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory enforcement activity has increased in recent periods. A failure to comply with such laws, regulations or standards can result in, among other consequences, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, including debarment, and could have an adverse effect on our reputation, customer relationships, profitability and results of operations. Further, customer, investor, and employee expectations in areas such as environmental, social matters and corporate governance (ESG) have been rapidly evolving and increasing. The enhanced stakeholder focus on ESG issues related to Plexus requires the continuous monitoring of various and evolving standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent.

Our Healthcare/Life Sciences sector is subject to statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety, including Food and Drug Administration regulations and similar regulations in other countries. We also design, manufacture and service products for certain industries, including certain applications where the U.S. government is the end customer, that face significant regulation by the Department of Defense, Department of State, Department of Commerce, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation. In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, as well as standards of quality systems, technologies or markets.

The regulatory climate can itself affect the demand for our services. For example, government reimbursement rates and other regulations, as well as the financial health of healthcare providers, and changes in how healthcare in the U.S. is structured, and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in the Healthcare/Life Sciences sector as well as impact our margins.

Our customers are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Our customers’ failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs we have in place for these customers and create inefficiencies in our business.

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
Our competitors may:

•respond more quickly than us to new or emerging technologies
•have greater name recognition, critical mass and geographic and market presence
•be better able to take advantage of acquisition opportunities
•adapt more quickly to changes in customer requirements
•have lower internal cost structures
•have greater direct buying power with component suppliers, distributors and raw material suppliers
•devote greater resources to the development, promotion and sale of their services and execution of their strategy, and
•be better positioned to compete on price for their services.

Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or otherwise become increasingly competitive. Increased competition could result in significant price reductions, reduced sales and margins, or loss of market share.

We may fail to successfully complete future acquisitions or strategic arrangements, and may not successfully integrate acquired operations or recognize the anticipated benefits, which could adversely affect our operating results.

While we have primarily chosen an organic growth strategy in recent years, if we were to pursue future growth through acquisitions, including the acquisition of operations divested by our customers, or similar transactions, this would involve significant risks that could have a material adverse effect on us. These include operating risks such as the inability to successfully integrate businesses, systems and personnel, impacts on customer programs and relationships; and an inability to realize anticipated synergies or economies of scale. They also include financial risks such as the use of cash or incurrence of additional debt and interest expense, the potential volatility or weakness in our stock price as a result of the announcement of such transactions, the incurrence of large write-offs or write-downs, and other potential financial impacts.

Risks impacting our SUPERIOR EXECUTION – We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through operational excellence.

We have a complex business model, and our failure to properly manage or execute on that model could adversely affect our operations, financial results and reputation.
Our business model focuses on products and services that are highly complex and subject to demanding regulatory requirements. Our customers’ products typically require significant production and supply-chain flexibility necessitating optimized manufacturing and supply chain solutions across an integrated global platform. The products we design, manufacture, and service are also typically complex, heavily regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. In addition, we offer Aftermarket Services to our customers, which add to the complexity of our business model.

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

The complexity of our service model, which encompasses a broad range of services in the product realization process including Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services, often results in complex and challenging contractual obligations and unique customer requirements. In addition, program complexity and associated customer expectations have increased in recent years with respect to certain capabilities, commitments, allocation of risk and compliance with third party standards, requiring extraordinary measures to ensure operational execution and compliance within unique, non-standard engagements. If we fail to meet those obligations, or are otherwise unable to execute on our commitments or unsuccessfully mitigate such risks, then it could result in claims against us, regulatory violations, or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts. A failure to adequately understand unique customer requirements may also impact our ability to estimate and ultimately recover associated costs, adversely affecting our financial results.

Many of the markets for our manufacturing, engineering, aftermarket and other services are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The continued success of our business will depend upon our continued ability to:

•retain our qualified engineering and technical personnel, and attract additional qualified personnel, especially in times of tight labor markets
•choose, maintain, and enhance appropriate technological and service capabilities
•successfully manage the implementation and execution of information systems
•develop and market services that meet changing customer needs
•effectively execute our services and perform to our customers’ expectations, and
•successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

Although we believe that our operations utilize the technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will maintain or develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our technical personnel, equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new skills, technologies and equipment to remain competitive, as well as offer new or additional services, all of which may require significant expense or capital investment that could reduce our liquidity and negatively affect our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements, or to perform to their expectations or standards, as well as our need to maintain our personnel and other resources during times of fluctuating demand, could have an adverse effect on our business.

There may be problems with the products we design, manufacture or service that could result in liability claims against us, reduced demand for our services and damage to our reputation.

We design, manufacture and service products to our customers’ specifications, many of which are highly complex, for industries, such as healthcare, aerospace and defense, that have higher risk profiles. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design, manufacturing or servicing of these products, including as a result of business continuity issues. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes, servicing, or a component defect, may result in delayed shipments to customers or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product or injury to person or property.

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

We experience raw material and component shortages, price fluctuations, and supplier quality concerns.

We generally do not have long-term supply agreements. We experience, and in the future will likely continue to experience, raw material and component shortages due to supplier capacity constraints, or their failure to deliver. We also experience increased lead times to procure certain types of components from time to time, including during fiscal 2020 as a result of the global pandemic and other factors. Such constraints can also be caused by world events, such as government policies, tariffs, trade wars, trade disputes and trade protection measures, terrorism, armed conflict, natural disasters, economic recession, increased demand due to economic growth, preferential allocations and other localized events. We currently rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. Additionally, a delay in obtaining a particular component may result in other components for the related project being held for longer periods of time, increasing working capital and risking inventory obsolescence. An inability to obtain sufficient inventory on a timely basis or successfully execute on our business continuity processes, could also harm relationships with our customers.

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

Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although, in general, our commercial contracts with our customers obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, Plexus generally finances these purchases initially. In addition, suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which has led to an increase in inventory in the short term and may lead to increased, excess, or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

In addition, we provide managed inventory programs for some of our customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. In addition, our inventory may be held at a customer’s facility or warehouse, or elsewhere in a location outside of our control, which may increase the risk of loss. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to customers’ credit risks as well as the risk of potential customer default and the need to enforce those obligations.

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

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. Due to the intellectual property we maintain on our systems related to high technology components, sub-components, manufacturing processes, and our customers’ products, we are a likely target from various external and internal cyber threats, such as lone attackers, competitors, our customers’ competitors, and nation states seeking to gain access to such intellectual property, as well as both unintentional and malicious internal threats. In addition, lone and organized crime elements have been known to extort money by encrypting their victims’ data (ransomware) and utilize their victims’ resources for unauthorized mining of cryptocurrency.

The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, fines and penalties, negative reactions from current and potential future customers, and reputational damage, any of which could adversely affect our financial results. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. This risk is enhanced as a result of the number of employees currently working remotely due to the global pandemic, for example by reason of utilizing home networks that may lack encryption or secure password protection, virtual meeting/conference security concerns and increase of phishing/cyber-attacks around COVID-19 digital resources.

Moreover, we are subject to increasing expectations and data security requirements from our customers, including those related to the Federal Acquisition Regulation, Defense Federal Acquisition Regulation Supplement, and Cybersecurity Maturity Model

Certification. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the European Union’s General Data Protection Regulation (the “GDPR”) and similar legislation in jurisdictions in which we operate impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly. Failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.

Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.

We have operations in many countries; operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, although we have repatriated a substantial amount of cash since the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”), a significant amount of our cash balances remain held outside of the U.S., with a particular concentration in Malaysia and China. We purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•economic, political or civil instability
•transportation delays or interruptions
•exchange rate fluctuations
•potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.
•changes in labor markets, such as government-mandated wage increases, increases to minimum wage requirements, changes in union-related laws and regulations, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures
•compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the E.U. General Data Protection Regulation, applicable to companies with global operations
•changes in the taxation of earnings both in the U.S. and in other countries
•reputational risks related to, among other factors, varying standards and practices among countries
•changes in duty rates
•significant natural disasters and other events or factors impacting local infrastructure
•the impact of the United Kingdom’s exit from the European Union (“Brexit”)
•the effects of other international political developments, such as tariffs, embargoes, sanctions, boycotts, trade wars, energy disruptions, trade agreements and changes in trade policies, including those which may be effected by the U.S. and other countries’ political reactions to those actions, and
•regulatory requirements and potential changes to those requirements.

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

Changes in policies by or changes in elected officials of the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. The United States-Mexico-Canada Agreement (the "USMCA"), negotiated by Canada, Mexico and the U.S. to update and replace the North America Free Trade Agreement ("NAFTA"), became effective July 1, 2020. The USMCA is similar to NAFTA; however, it contains several new compliance obligations addressing such issues as rules of origin, labor standard, certificate of origin documentation and de minimis thresholds, as well as new policies on labor and environmental standards, intellectual property protections and some digital trade provisions. While certain aspects of the USMCA may be positive, others, including potentially higher regulatory compliance costs, may have a negative impact on our business and adversely affect our operations in Mexico. Also, our current facilities in Mexico operate under the Mexican Maquiladora (“IMMEX”) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Additionally, increasing tariffs and other trade protection measures between the U.S. and China may affect the cost of our products originating in China as well as the demand for our products manufactured in China in the event our customers reduce operations in China as a result of such tariffs or trade protection measures. These actions could also affect the cost and/or availability of components that we procure from suppliers in China. Government-imposed restrictions on where we can produce certain types of products or source components, such as the potential ratification of the 2021 National Defense Authorization Act, could limit our ability to manufacture products in, or source components from, certain geographies, thereby negatively affecting cost and profitability by having to shift such production or the sourcing of components to the U.S. or other higher-cost locations.

The United Kingdom (“UK”) formally left the European Union (“EU”) on January 31, 2020 and entered into a transition period that is expected to conclude on December 31, 2020 during which the UK and the EU are seeking to establish the terms of their future relationship. This exit has resulted in currency exchange rate fluctuations and volatility. The final terms of Brexit are not yet known as negotiations continue between the UK and the EU. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect us (as we also have operations in Scotland), remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the UK and the EU or other countries, disrupt the stability of the EU generally, and lead to a downturn in consumer sentiment. This could result in overall negative economic growth, as well as create legal, political, regulatory and global economic uncertainty. These and other potential implications could adversely affect our business and financial results.

A failure to comply with customer-driven policies and standards, and third-party certification requirements or standards, including those related to social responsibility, could adversely affect our business and reputation.

In addition to government regulations and industry standards, our customers may require us to comply with their own or third-party quality standards, commercial terms, social responsibility standards, or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies and/or terms with our suppliers, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations.

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

Although our manufacturing processes are generally not subject to significant proprietary protection, our services may and the products offered by our customers do involve the creation and use of intellectual property rights, which subject us and our customers to the risk of claims of intellectual property infringement from third parties. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for infringement, whether or not these have merit, then we could be required to expend significant resources in defense of those claims. In the event of an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing alternatives or obtaining licenses on reasonable terms or at all. Infringement by our customers could cause them to discontinue production of some of their products, potentially with little or no notice, which may reduce our net sales to them and disrupt our production.

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

Some of our facilities are located in areas that may be impacted by natural disasters, including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to weather events or global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, workplace violence and failures of utilities. If such an event was to occur and we did not have an effective business continuity plan in place, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities in close proximity. For example, we maintain significant production capacity in Penang, Malaysia, and an isolated event in that geography could materially hinder our production capabilities. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.

In addition, some of our facilities possess certifications necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications could adversely affect our ability to provide products and services to our customers, and potentially have a negative affect our relationships and financial results.

Although we have implemented policies and procedures with respect to physical security, we remain at risk of unauthorized access to our facilities and the possible unauthorized use or theft of inventory, information or other physical assets. If unauthorized persons gain physical access to our facilities, or our physical assets or information are stolen, damaged or used in an unauthorized manner (whether through outside theft or industrial espionage), we could be subject to, among other consequences, negative publicity, governmental inquiry and oversight, loss of government contracts, litigation by affected parties or other future financial obligations related to the loss, misuse or theft of our or our customers’ data, inventory or physical assets, any of which could have a material adverse effect on our reputation and results of operations.

Risks impacting our PASSION MEETS PURPOSE – We are united as a team. We are guided by our values and leadership behaviors. We do the right thing to support our team members, communities and customers.

We depend on our workforce, including certain key personnel, and the loss of key personnel or other personnel disruptions, including the inability to hire, develop and retain sufficient personnel, may harm our business.

Our success depends in large part on the continued services of our key management and technical personnel, and on our ability to attract, develop and retain qualified employees, particularly those to fill key leadership positions and the highly skilled technical personnel involved in the development of new products and processes and the manufacture of products. The competition for these individuals is significant, especially in tight labor markets, and the loss of key employees could harm our business.

From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service that affect our executive officers and other key employees, including those that are unexpected. Transitions or other changes in responsibilities among officers and key employees without having identified and ready successors for such these critical roles, particularly when such changes are unanticipated, unplanned or not executed effectively, inherently can cause disruptions to our business and operations, as well as harm our reputation, which could have an effect on our results. Further, as we grow in size and complexity, a failure to continuously focus on the development of personnel and plan for the succession of critical roles may result in shortfalls in the talent required to execute effectively and affect our operations and financial results.

We also depend on good relationships with our workforce generally. Any disruption in our relationships with our personnel, including as a result of union organizing activities, work actions, tightening labor markets or other labor issues, could substantially affect our operations and results.

In addition, when we expand operations in either existing areas or new locations, including internationally, we need to attract and retain the services of sufficient qualified personnel to conduct those operations. If we fail to attract and retain sufficient qualified personnel, the operations at those locations, and consequently our financial results, could be adversely affected. In new or existing facilities, we may be subject to local labor practices or union activities, wage pressure and changing wage requirements, increasing healthcare costs, differing employment laws and regulations in various countries, local competition for employees, restrictions on immigration, labor mobility, as well as high turnover, and other issues affecting our workforce, all of which could affect operations at particular locations, which also could have adverse effects on our operational results. Our adoption of certain third-party health, safety and other employment-related regulatory standards could adversely affect our ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.

Risks impacting our DISCIPLINE BY DESIGN – We hold ourselves accountable to delivering shareholder value through consistent application of a disciplined financial model.

Challenges associated with the engagement of new customers or programs, the provision of new services, or start-up costs and inefficiencies related to new, recent or transferred programs could affect our operations and financial results.

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

While these factors tend to affect new, recent or transferred programs, they can also impact more mature or maturing programs and customer relationships, especially programs where end-market demand can be somewhat volatile.

Failure to manage periods of growth or contraction may seriously harm our business.

Our industry frequently sees periods of expansion and contraction. We regularly contend with these issues and must carefully manage our business to meet changing customer and market requirements. If we fail to manage these growth and contraction decisions effectively, as well as fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer. Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, we recently announced our intent to expand our geographic locations and construct a new manufacturing facility in Bangkok, Thailand, to supplement our footprint the Asia-Pacific region. In addition, we may expand our operations in new geographical areas where currently we do not operate. If we are unable to effectively manage this or other expansions or consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. Other risks of current or future expansions, acquisitions and consolidations include:

•the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated efficiencies, economies of scale or other value
•challenges faced as a result of transitioning programs
•incurrence of restructuring costs or other charges that may be insufficient or may not have their intended effects
•additional fixed or other costs, or selling and administrative expenses, which may not be fully absorbed by new business
•a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities, as well as the increased costs associated with opening new facilities
•difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
•diversion of management's attention from other business areas during the planning and implementation of expansions
•strain placed on our operational, financial and other systems and resources, and
•inability to locate sufficient customers, employees or management talent to support the expansion.

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

Our effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the U.S. (including additional guidance and interpretations related to U.S. Tax Reform) or other countries or Brexit, could continue to have a material impact on our operating results. Among other things, we have been, and are expected to continue to be, affected by the global intangible low-taxed income provisions added by U.S. Tax Reform and related new tax legislation, interpretations and guidance. Our effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. In addition, the implementation of U.S. Tax Reform has required the use of estimates, which may be refined in future periods. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance or if the terms and conditions of the tax holiday are unfavorably altered by the local taxing authorities.

Our taxable income in any jurisdiction is dependent upon the local taxing authority’s acceptance of our operational and intercompany transfer pricing practices as being at “arm’s length.” Due to inconsistencies among jurisdictions in the application of the arm’s length standard, our transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. Risks associated with transfer pricing adjustments are further highlighted by the global initiative from the Organisation for Economic Cooperation and Development called the Base Erosion and Profit Shifting (“BEPS’) project. The BEPS project is challenging longstanding international tax norms regarding the taxation of profits from cross-border business. Given the scope of our international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact our income tax expense.

We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income by jurisdiction. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in each of our jurisdictions may require the creation of an additional valuation allowance to reduce our net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made.

We may fail to secure or maintain necessary additional financing or capital.

Although we have credit facilities, we cannot be certain that our existing credit arrangements will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations and/or increased working capital needs. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit agreement and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle. While we currently believe we have ample liquidity to manage the financial impact of COVID-19, we can give no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general.

Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. During fiscal 2020, we successfully refinanced our credit facility to, among other changes, secure a 364 day delayed draw term loans for $138 million, in addition to the revolving credit facility of $350 million. After maturity of the term loans on April 28, 2021, we also have the potential to increase capacity under our revolving credit facility from $350 million to $600 million with the approval of the lenders. In addition, we also have receivables factoring programs. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates, including the London Interbank Offering Rate ("LIBOR"), increase.

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

The elimination of LIBOR could adversely affect our business, results of operations or financial condition.

Borrowings under our credit facilities use LIBOR as a benchmark for establishing the applicable interest rate. The UK’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our borrowings, and increased borrowing costs in the future. Management continues to evaluate the LIBOR exposure risks.

Our financial condition and results of operations may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak.

The full extent to which the COVID-19 outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge concerning COVID-19 and the actions by governmental entities or others to contain it or treat its impact.

The COVID-19 outbreak poses the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. For example, in China, at the onset of the COVID-19 outbreak in that country during our second quarter of fiscal 2020, our operations were impacted for several weeks due to quarantines, travel restrictions, and other factors affecting us and our suppliers. In addition, we experienced a temporary reduction of our operating capacity in Malaysia during our second quarter of fiscal 2020 as a result of government-mandated actions to control the spread of COVID-19. Finally, while our facilities, and those of some of our suppliers, have been classified as essential or otherwise permitted to operate in jurisdictions in which facility closures have been mandated, we can give no assurance that this will not change in the future or that we or our suppliers will continue to be permitted to conduct business in each of the jurisdictions in which we operate.

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

The foregoing and other continued disruptions to our business as a result of COVID-19 has had and could continue to have a material adverse effect on our business, results of operations, financial condition.

Changes to financial accounting rules or standards, or challenges to our interpretation or application of the rules by regulators, may have a material adverse effect on our reported financial results or on the way we conduct business.

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create accounting policies. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. For example, new FASB guidance that impacts revenue recognition criteria was effective for us beginning in the first quarter of fiscal year 2019, which resulted in costs of compliance for additional processes, systems and enhanced controls. A change in these principles or the interpretation or implementation of them may have a significant effect on our reported results, forecasted financial results or the way we conduct business.

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities comprise an integrated network of manufacturing and engineering centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 4.5 million square feet of capacity. This includes approximately 2.1 million square feet in AMER, approximately 2.0 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our active facilities as of October 3, 2020, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico (1)	Manufacturing/Engineering	741,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	41,000	Leased
Portland, Oregon	Manufacturing	29,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,480,000	Owned
Hangzhou, China (1)	Manufacturing	234,000	Leased
Xiamen, China	Manufacturing	133,000	Owned
Xiamen, China (1)	Manufacturing	122,000	Leased
Kaki Bukit, Singapore	Manufacturing	12,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	21,000	Leased

(1)The facilities in Guadalajara, Mexico, Buffalo Grove, Illinois, Penang, Malaysia, Hangzhou, China, and Xiamen, China include more than one building.

ITEM 3.    LEGAL PROCEEDINGS
We are party to certain lawsuits and legal proceedings in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
Our common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on October 2, 2015, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

DOLLARS
200
180
160
140
120
100
80
60
2015
2016
2017
2018
2019
2020
Plexus
Nasdaq-US
Nasdaq-Electronics

Comparison of Cumulative Total Return

	2015	2016	2017	2018	2019	2020
Plexus	$100	$123	$148	$154	$165	$187
Nasdaq-US	100	113	135	159	162	188
Nasdaq-Electronics	100	117	148	157	162	171
Shareholders of Record
As of November 16, 2020, we had 398 shareholders of record.
Dividends
We have not paid any cash dividends in the past. We currently anticipate that in the foreseeable future the majority of earnings will be retained to finance the development of our business and our authorized share repurchases. However, we evaluate from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a discussion of our intentions regarding dividends and loan covenants that could restrict dividend payments.

Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by us during the three months ended October 3, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 5, 2020 to August 1, 2020	21,580	$73.09	21,580	$25,659,878
August 2, 2020 to August 29, 2020	115,790	77.28	115,790	$66,711,097
August 30, 2020 to October 3, 2020	157,334	72.34	157,334	$55,329,132
	294,704	$74.34	294,704
(1) On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which we are authorized to repurchase up to $50.0 million of our common stock (the "2019 Program"). As of October 3, 2020, $5.3 million of authority remained under the 2019 Program. On August 13, 2020, the Board of Directors approved a new stock repurchase plan under which we are authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). The 2021 Program commenced on October 19, 2020, upon completion of the 2019 Program. The table above reflects the maximum dollar amount available for purchase under the 2019 and 2021 Programs as of October 3, 2020. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program.

ITEM 6.    SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	October 3, 2020 (1)	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016
Net sales	$3,390,394	$3,164,434	$2,873,508	$2,528,052	$2,556,004
Gross profit	312,706	291,838	257,600	255,855	227,359
Gross margin percentage	9.2%	9.2%	9.0%	10.1%	8.9%
Operating income (2) (5) (6) (7)	153,372	142,055	118,283	129,908	99,439
Operating margin percentage (2) (5) (6) (7)	4.5%	4.5%	4.1%	5.1%	3.9%
Net income (2) (3) (4) (5) (6) (7)	117,479	108,616	13,040	112,062	76,427
Earnings per share (diluted) (2) (3) (4) (5) (6) (7)	$3.93	$3.50	$0.38	$3.24	$2.24
Cash Flow Statement Data
Cash flows provided by operations	$210,368	$115,300	$66,831	$171,734	$127,738
Capital expenditures	50,088	90,600	62,780	38,538	31,123
Balance Sheet Data
Total assets	$2,289,848	$2,000,883	$1,932,642	$1,976,182	$1,765,819
Total debt obligations	334,804	287,980	188,617	313,107	262,509
Shareholders’ equity	977,480	865,576	921,143	1,025,939	916,797
Return on invested capital (8)	14.0%	13.1%	16.1%	16.2%	13.8%
Inventory turnover ratio	4.2x	3.8x	3.6x	3.7x	4.2x

(1)	Fiscal 2020 included 53 weeks. All other periods presented included 52 weeks.
(2)	During fiscal 2020, we recorded $6.0 million, or $5.4 million net of taxes, in restructuring and impairment charges in the AMER operating segment due to the closure of the Boulder Design Center, which are included in operating income.
(3)	During fiscal 2020, we recorded $1.9 million in tax benefits related to U.S. foreign tax credit regulations issued, partially offset by $1.1 million of tax expense as a result of special tax items.
(4)	During fiscal 2019, we reasserted that certain historical undistributed earnings of two foreign subsidiaries are permanently reinvested, resulting in a $10.5 million benefit, and recorded $7.0 million of special tax expense in accordance with regulations under U.S. Tax Reform.
(5)	During fiscal 2019, we recorded $1.7 million, or $1.5 million net of taxes, in restructuring and impairment charges in the AMER operating segment, which are included in operating income.
(6)	During fiscal 2018, we recorded $85.9 million of non-recurring income tax expense due to the enactment of U.S. Tax Reform and paid a $13.5 million one-time non-executive employee bonus.
(7)	During fiscal 2016, we recorded $7.0 million in restructuring charges primarily related to the closure of our manufacturing facility in Fremont, California, and the partial closure of our Livingston, Scotland facility. We also recorded $5.2 million in accelerated share-based compensation expense due to the retirement agreement with our former Chief Executive Officer.
(8)	We define return on invested capital ("ROIC"), a non-GAAP financial measure, as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling five-quarter period. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents, as discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Return on Invested Capital ("ROIC") and economic return." For a reconciliation of ROIC and economic return to our financial statements that were prepared in accordance with GAAP, see Exhibit 99.1 to this annual report on Form 10-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, Plexus has been partnering with companies to create the products that build a better world. We are a team of over 19,500 employees, providing global support for all facets of the product realization process – Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services – to companies in the Healthcare/Life Sciences, Industrial/Commercial, Aerospace/Defense and Communications market sectors. In fiscal year 2021, Plexus intends to consolidate the Industrial/Commercial and Communications market sectors to form an Industrial market sector. Plexus is an industry leader that specializes in serving customers with highly complex products used in demanding regulatory environments. Plexus delivers comprehensive end-to-end solutions in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions.
COVID-19 Update
We continue to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.

Workplace Safety
The health and safety of our employees is a top priority for us. Our goal is that our facilities should be the safest place our team members can be outside their homes. We have progressively implemented measures to safeguard our employees from the COVID-19 infection and exposure, in alignment with guidelines established by the Centers for Disease Control, the World Health Organization, governmental requirements, and our own safety standards. They consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, employee infection assessments, close contact tracing, enhanced workplace cleaning, and large-scale decontamination. In addition, in all geographies in which we operate, regulatory authorities at some point have imposed restrictions regarding the conduct of business and people movement to safeguard its citizens.

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

Liquidity
We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the end of fiscal year 2020, cash and cash equivalents and restricted cash was $388 million, while debt, finance lease obligations and other financing was $335 million. This included a $138 million unsecured delayed draw term loans ("term loans") facility secured on April 29, 2020 in response to the uncertainties created by the COVID-19 outbreak, on which we have drawn the full amount. The full amount of our revolving commitment of $350 million remained available for use as of October 3, 2020. Refer to Note 4, "Debt, Finance Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis Liquidity and Capital Resources” in Part II, Item 7 for further information.
A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended September 28, 2019, which was filed with the SEC on November 15, 2019, and is available on the SEC’s website at www.sec.gov as well as our Inventor Relations website at www.plexus.com.
The following information should be read in conjunction with our consolidated financial statements included herein and "Risk Factors" included in Part I, Item 1A herein.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2020	2019
Net sales	$3,390.4	$3,164.4
Cost of sales	3,077.7	2,872.6
Gross profit	312.7	291.8
Gross margin	9.2%	9.2%
Operating income	153.4	142.1
Operating margin	4.5%	4.5%
Other expense	18.0	16.1
Income tax expense	17.9	17.3
Net income	117.5	108.6
Diluted earnings per share	$3.93	$3.50
Return on invested capital*	14.0%	13.1%
Economic return*	5.2%	4.1%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. Fiscal 2020 net sales increased $226.0 million, or 7.1%, as compared to fiscal 2019.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2020	2019
General Electric Company ("GE")	11.7%	12.4%
Top 10 customers	55.2%	54.6%
A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2020	2019
Net sales:
AMER	$1,327.8	$1,429.3
APAC	1,824.8	1,557.2
EMEA	349.1	309.9
Elimination of inter-segment sales	(111.3)	(132.0)
Total net sales	$3,390.4	$3,164.4

AMER. Net sales for fiscal 2020 in the AMER segment decreased $101.5 million, or 7.1%, as compared to fiscal 2019. The decrease in net sales was driven by overall net decreased customer end-market demand, primarily in the Healthcare/Life Sciences and Communications sectors. The decrease was also driven by a reduction in net sales of $46.3 million due to manufacturing transfers to our APAC segment and $23.6 million due to disengagements with customers. These decreases were partially offset by a $111.3 million increase in production ramps of new products for existing customers, inclusive of increased demand due to COVID-19, and a $27.8 million increase in production ramps for new customers.
APAC. Net sales for fiscal 2020 in the APAC segment increased $267.6 million, or 17.2%, as compared to fiscal 2019. The increase in net sales was driven by a $80.1 million increase in production ramps of new products for existing customers, a $46.3 million increase due to manufacturing transfers from our AMER segment and a $19.8 million increase in production ramps for a new customer. In addition, there was an overall net increased customer end-market demand primarily in the Industrial/Commercial sector, partially offset by decreased demand due to COVID-19 in the Aerospace/Defense sector. The overall increase was partially offset by a $36.0 million decrease for end-of-life products.
EMEA. Net sales for fiscal 2020 in the EMEA segment increased $39.2 million, or 12.6%, as compared to fiscal 2019. The increase in net sales was the result of a $17.1 million increase in production ramps for new customers as a result of COVID-19, a $15.5 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of increased demand driven by COVID-19.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

	2020	2019
Net sales:
Healthcare/Life Sciences	$1,258.4	$1,220.0
Industrial/Commercial	1,254.5	981.2
Aerospace/Defense	611.6	588.6
Communications	265.9	374.6
Total net sales	$3,390.4	$3,164.4
Healthcare/Life Sciences. Net sales for fiscal 2020 in the Healthcare/Life Sciences sector increased $38.4 million, or 3.1%, as compared to fiscal 2019. The increase in net sales was driven by a $65.7 million increase in production ramps of new products for existing customers and a $17.1 million increase in production ramps for new customers, both inclusive of customer ramps for critical care products as a result of COVID-19. The increase was partially offset by overall net decreased customer end-market demand inclusive of decreased demand for products associated with elective procedures as a result of COVID-19 and $5.0 million in end-of-life programs.
Industrial/Commercial. Net sales for fiscal 2020 in the Industrial/Commercial sector increased $273.3 million, or 27.9%, as compared to fiscal 2019. The increase was driven by a significant overall net increased customer end-market demand and $81.9 million increase in production ramps of new products for existing customers. The increase was partially offset by a decrease of $19.9 million due to a disengagement with a customer.
Aerospace/Defense. Net sales for fiscal 2020 in the Aerospace/Defense sector increased $23.0 million, or 3.9%, as compared to fiscal 2019. The increase was driven by a $27.8 million increase in production ramps for new customers and a $24.5 million increase in production ramps of new products for existing customers. The increase was partially offset by overall net decreased customer end-market demand inclusive of decreased demand driven by COVID-19.
Communications. Net sales for fiscal 2020 in the Communications sector decreased $108.7 million, or 29.0%, as compared to fiscal 2019. The decrease was driven by significant overall net decreased customer end-market demand. The decrease was partially offset by an increase of $19.8 million due to production ramps for a new customer.
Cost of sales. Cost of sales for fiscal 2020 increased $205.1 million, or 7.1%, as compared to fiscal 2019. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In fiscal 2020 and 2019, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 87% of these costs in both fiscal 2020 and 2019 were related to material and component costs.
As compared to fiscal 2019, the increase in cost of sales in fiscal 2020 was primarily driven by the increase in net sales, fixed costs to support new program ramps, and $9.4 million related to employee compensation and supplies costs associated with COVID-19.

Gross profit. Gross profit for fiscal 2020 increased $20.9 million, or 7.2%, as compared to fiscal 2019. Gross margin of 9.2% remained flat compared to fiscal 2019. The primary driver of the increase in gross profit as compared to fiscal 2019 was the increase in net sales, partially offset by increased fixed costs due to the ramp of new programs and increased employee compensation and supplies costs related to COVID-19.
Operating income. Operating income for fiscal 2020 increased $11.3 million, or 8.0%, as compared to fiscal 2019 as a result of the increase in gross profit, partially offset by the $9.6 million increase in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to a $7.7 million increase in compensation expense, mostly due to incentive based compensation as a result of improved financial performance. A $4.3 million increase in restructuring and impairment charges due to the closure of our Boulder Design Center also contributed to the S&A increase, which was partially offset by decreased sales expense. Operating margin of 4.5% remained flat compared to fiscal 2019, in line with flat gross margin as a result of the factors previously discussed.
A discussion of operating income by reportable segment is presented below (in millions):

	2020	2019
Operating income (loss):
AMER	$38.1	$57.8
APAC	246.6	208.2
EMEA	1.5	4.5
Corporate and other costs	(132.8)	(128.4)
Total operating income	$153.4	$142.1
AMER. Operating income decreased $19.7 million in fiscal 2020 as compared to fiscal 2019, primarily as a result of the decrease in net sales and increased fixed costs to support new production ramps, as well as employee compensation and supplies costs associated with COVID-19. In addition, there was an increase in S&A primarily due to an increase in bad debt expense, which was partially offset by a positive shift in customer mix.
APAC. Operating income increased $38.4 million in fiscal 2020 as compared to fiscal 2019, primarily as a result of the increase in net sales, partially offset by a negative shift in customer mix and employee compensation and supplies costs associated with COVID-19.
EMEA. Operating income decreased $3.0 million in fiscal 2020 as compared to fiscal 2019 primarily as a result of the increase in fixed costs to support new production ramps.
Other expense. Other expense for fiscal 2020 increased $1.9 million as compared to fiscal 2019. The increase in other expense for fiscal 2020 was primarily due to an increase of $3.3 million in interest expense due to borrowings on the term loans and $0.9 million decrease in foreign currency exchange losses, partially offset by a decrease of $2.5 million in factoring fees.

Income taxes. Income tax expense and effective annual income tax rates for fiscal 2020 and 2019 were as follows (dollars in millions):

	2020	2019
Income tax expense, as reported (GAAP)	$17.9	$17.3
Accumulated foreign earnings assertion	—	10.5
U.S. Tax Reform	—	(7.0)
Impact of other special tax items	1.5	0.2
Income tax expense, as adjusted (non-GAAP) (1)	$19.4	$21.0

	2020	2019
Effective tax rate, as reported (GAAP)	13.2%	13.8%
Accumulated foreign earnings assertion	—	8.4
U.S. Tax Reform	—	(5.6)
Impact of other special tax items	0.5	(0.1)
Effective tax rate, as adjusted (non-GAAP) (1)	13.7%	16.5%
(1) We believe the non-GAAP presentation of income tax expense and the effective annual tax rate excluding special tax items, guidance issued by the U.S. Department of the Treasury and restructuring charges provides additional insight over the change from the comparative reporting periods by isolating the impact of these significant, special items. In addition, we believes that our income tax expense, as adjusted, and effective tax rate, as adjusted, enhance the ability of investors to analyze our operating performance and supplement, but do not replace, our income tax expense and effective tax rate calculated in accordance with U.S. GAAP
Income tax expense for fiscal 2020 was $17.9 million compared to $17.3 million for fiscal 2019. The increase is primarily due to the geographic distribution of worldwide earnings.
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
We have been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which we expect to continue to comply. In fiscal 2020 and 2019, the holiday resulted in tax reductions of approximately $28.3 million net of the impact of the global intangible low-taxed income ("GILTI") provisions of U.S. Tax Reform ($0.97 per basic share, $0.95 per diluted share) and $23.9 million ($0.79 per basic share, $0.77 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding our tax rate.
The annual effective tax rate for fiscal 2021 is expected to be approximately 13.0% to 15.0%.
Net Income. Net income for fiscal 2020 increased $8.9 million, or 8.2%, from fiscal 2019 to $117.5 million. Net income increased primarily as a result of the increase in operating income, partially offset by an increase in other expense as previously discussed.

Diluted earnings per share. Diluted earnings per share for fiscal 2020 and 2019, as well as information as to the effects of special events that occurred in the indicated periods, as previously discussed and detailed below, were as follows:

	2020	2019
Diluted earnings per share, as reported (GAAP)	$3.93	$3.50
Restructuring costs, net of tax	0.18	0.05
U.S. Tax Reform	(0.03)	0.23
Accumulated foreign earnings assertion	—	(0.35)
Diluted earnings per share, as adjusted (non-GAAP) (1)	$4.08	$3.43
(1) We believe the non-GAAP presentation of diluted earnings per share excluding special tax items, consisting of those related to restructuring costs, U.S. Tax Reform and a change in our permanent reinvestment assertions related to undistributed earnings of two foreign subsidiaries provide additional insight over the change from the comparative reporting periods by eliminating the effects of special or unusual items. In addition, we believe that diluted earnings per share, as adjusted, enhances the ability of investors to analyze our operating performance and supplements, but does not replace, its diluted earnings per share calculated in accordance with U.S. GAAP.
Diluted earnings per share increased to $3.93 in fiscal 2020 from $3.50 in fiscal 2019 primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under our stock repurchase plans.
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
We review our internal calculation of WACC annually. Our WACC was 8.8% for fiscal year 2020 and 9.0% for fiscal year 2019. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. Fiscal 2020 ROIC of 14.0% reflects an economic return of 5.2%, based on our weighted average cost of capital of 8.8%, and fiscal 2019 ROIC of 13.1% reflects an economic return of 4.1%, based on our weighted average cost of capital of 9.0% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return (dollars in millions) for the indicated periods:

	2020	2019
Adjusted operating income (tax effected)	$137.1	$120.7
Average invested capital	978.9	923.1
After-tax ROIC	14.0%	13.1%
WACC	8.8%	9.0%
Economic return	5.2%	4.1%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $387.9 million as of October 3, 2020, as compared to $226.3 million as of September 28, 2019.
As of October 3, 2020, 76% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of U.S. Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before U.S. Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
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

2021	$5.7
2022	5.7
2023	5.7
2024	10.6
2025	14.2
2026	17.7
Total	$59.6
Cash Flows. The following table provides a summary of cash flows for fiscal 2020 and 2019 (in millions):

	2020	2019
Cash provided by operating activities	$210.4	$115.3
Cash used in investing activities	(49.9)	(89.4)
Cash used in financing activities	(1.5)	(97.2)
Effect of exchange rate changes on cash and cash equivalents	2.6	(0.1)
Net increase (decrease) in cash and cash equivalents and restricted cash	$161.6	$(71.4)

Operating Activities. Cash flows provided by operating activities were $210.4 million for fiscal 2020, as compared to $115.3 million for fiscal 2019. The increase was primarily due to cash flow improvements (reductions) of:

•$121.8 million in accounts payables cash flows driven by increased purchasing activity to support ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak.
•$105.5 million in accounts receivable cash flows, which resulted from the timing of payments and shipments, as well as mix of customer payment terms.
•$(75.2) million in inventory cash flows driven by increased inventory levels to support the ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak.
•$(40.7) million in other current and noncurrent liabilities cash flows driven by decreases in advance payments from customers, partially offset by an increase in accrued salaries and wages due to timing of the quarter-end.
•$(30.8) million in customer deposit cash flows driven by significant deposits received from two customers in the prior year, partially offset by a significant deposit received from one customer in the current year.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	October 3, 2020	September 28, 2019
Days in accounts receivable	48	55
Days in contract assets	11	10
Days in inventory	85	87
Days in accounts payable	(57)	(55)
Days in cash deposits	(18)	(17)
Annualized cash cycle	69	80
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
As of October 3, 2020, annualized cash cycle days decreased eleven days compared to September 28, 2019 due to the following factors:
Days in accounts receivable for the three months ended October 3, 2020 decreased seven days compared to the three months ended September 28, 2019. The decrease is primarily attributable to the timing of customer shipments and payments and mix of customer payment terms, partially offset by a decrease in accounts receivable sold under factoring programs.
Days in contract assets for the three months ended October 3, 2020 increased one day compared to the three months ended September 28, 2019. The increase is due to increased demand from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended October 3, 2020 decreased two days compared to the three months ended September 28, 2019. The decrease is primarily attributable to inventory management efforts, partially offset by increasing inventory levels to support the ramp of customer programs and longer lead times for certain components due to the COVID-19 outbreak.
Days in accounts payable for the three months ended October 3, 2020 increased two days compared to the three months ended September 28, 2019. The increase is primarily attributable to increased purchasing activity to support the ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak.
Days in cash deposits for the three months ended October 3, 2020 increased one day compared to the three months ended September 28, 2019. The increase was primarily attributable to significant deposits received from 2 customers to cover higher inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $160.3 million for fiscal 2020 compared to $24.7 million for fiscal 2019, an increase of $135.6 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	2020	2019
Cash flows provided by operating activities	$210.4	$115.3
Payments for property, plant and equipment	(50.1)	(90.6)
Free cash flow	$160.3	$24.7

Investing Activities. Cash flows used in investing activities were $49.9 million for fiscal 2020 compared to $89.4 million for fiscal 2019. The decrease in cash used in investing activities was due to a $40.5 million decrease in capital expenditures, primarily due to the construction of a second manufacturing facility in Guadalajara, Mexico which was completed in the first quarter of fiscal 2020.
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2020. We currently estimate capital expenditures for fiscal 2021 will be approximately $70.0 million to $90.0 million.
Financing Activities. Cash flows used in financing activities were $1.5 million for fiscal 2020 compared to $97.2 million for fiscal 2019. The decrease was primarily attributable to a $140.7 million decrease in cash used to repurchase our common stock, drawing $138.0 million on the unsecured term loans, and a $10.2 million increase in proceeds from the exercise of stock options. This change was partially offset by a $190.0 million decrease in borrowing and increase in repayments on our revolving commitment.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which we were authorized to repurchase up to $150.0 million of our common stock beginning in fiscal 2017 (the "2016 Program"). During fiscal 2018, we completed the 2016 Program by repurchasing 1,914,596 shares for $115.9 million, at an average price of $60.52 per share.
On February 14, 2018, the Board of Directors approved a share repurchase plan under which we were authorized to repurchase $200.0 million of our common stock (the "2018 Program"). During fiscal 2020 and 2019, we completed the 2018 Program by repurchasing 3,129,059 and 343,642 shares under this program for $178.8 million and $21.2 million, at an average price of $57.15 and $61.61 per share, respectively.
On August 20, 2019, the Board of Directors approved a share repurchase plan under which we were authorized to repurchase $50.0 million of our common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During fiscal 2020 and 2019, we repurchased 609,935 and 54,965 shares under this program for $41.4 million and $3.3 million at an average price of $67.86 and 59.66 per share, respectively. As of October 3, 2020, $5.3 million of authority remained under the 2019 Program.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $50.0 million of our common stock (the "2021 Program"). The 2021 Program commenced on October 19, 2020, upon completion of the 2019 Program. The 2021 Program has no expiration.
On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program.

All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of October 3, 2020, we were in compliance with the covenants under the 2018 NPA.
On May 15, 2019, we refinanced our then-existing senior unsecured revolving credit facility by entering into a new five-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. The increase of the maximum facility is not able to be exercised until after the maturity date of the 364 day delayed draw term loans ("term loans") on April 28, 2021, as outlined in Amendment No. 1 to the Credit Agreement (the "Amendment") subsequently discussed. During fiscal 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $78.5 million. We borrowed $538.7 million and repaid $633.7 million of revolving borrowings under the Credit Facility during fiscal 2020. As of October 3, 2020, we were in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused revolver credit commitment based on our leverage ratio; the fee was 0.125% as of October 3, 2020.

To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, we entered into the Amendment in response to the COVID-19 outbreak, which amends the Credit Agreement, dated as of May 15, 2019. The Amendment amends certain provisions of the Credit Facility to, among other things, provide for a $138.0 million unsecured delayed draw term loans facility. Term loans borrowed under the new facility were funded in a single draw on May 4, 2020 and will mature on April 28, 2021. Outstanding term loans will bear interest, at our option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum. The proceeds of the term loans were used to prepay outstanding revolving and swing line loans under the Credit Facility and for the general corporate purposes of ourselves and our subsidiaries. The $138.0 million of outstanding term loans as of October 3, 2020 was subject to a 2.75% per annum interest rate.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of October 3, 2020 is $340.0 million. On September 17, 2020, we entered into Amendment 11 under the MUFG RPA to change the allocation of factoring for certain customers and add LIBOR replacement language. The maximum facility amount under the HSBC RPA as of October 3, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
We sold $834.4 million and $919.3 million of trade accounts receivable under these programs during fiscal years 2020 and 2019, respectively, in exchange for cash proceeds of $831.2 million and $913.6 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the end of the fourth quarter of fiscal 2020, cash and cash equivalents and restricted cash were $388 million, while debt, finance lease obligations and other financing were $335 million. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. In addition, to further ensure our ability to meet our working capital and fixed capital requirements, we drew the full amount of the unsecured delayed draw term loans facility previously discussed in response to the COVID-19 outbreak. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 3, 2020 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2021	2022-2023	2024-2025	2026 and thereafter
Debt Obligations (1)	$327.8	$146.9	$12.3	$112.3	$56.3
Finance Lease Obligations	123.8	7.2	12.9	10.1	93.6
Operating Lease Obligations	51.5	9.0	15.8	10.5	16.2
Purchase Obligations (2)	624.5	610.4	13.9	0.2	—
Repatriation Tax on Undistributed Foreign Earnings (3)	59.6	5.7	11.4	24.8	17.7
Other Liabilities on the Balance Sheet (4)	19.3	4.3	5.1	1.7	8.2
Other Liabilities not on the Balance Sheet (5)	9.1	3.8	2.0	—	3.3
Total Contractual Cash Obligations	$1,215.6	$787.3	$73.4	$159.6	$195.3

1)As of October 3, 2020, debt obligations includes $150.0 million in principal amount of 2018 Notes and $138.0 million in term loans borrowed under the credit facility, as well as interest.
2)As of October 3, 2020, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.
3)As of October 3, 2020, repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to U.S. Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.
4)As of October 3, 2020, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements, and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $2.1 million, as of October 3, 2020, related to unrecognized income tax benefits. We cannot make reliable estimates of the future cash flows by period related to these obligations.
5)As of October 3, 2020, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 "Description of Business and Significant Accounting Policies" of Notes to Consolidated Financial Statements. During fiscal 2020 there were no material changes to these policies. Our more critical accounting estimates are described below:
Revenue Recognition: Revenue is recognized over time for arrangements with customers for which: (i) our performance does not create an asset with an alternative use to us, and (ii) we have an enforceable right to payment, including reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
We recognize revenue when a contract exists and when, or as, it satisfies a performance obligation by transferring control of a product or service to a customer. Contracts are accounted for when they have approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.
We generally enter into a master services arrangement that establishes the framework under which business will be conducted. These arrangements represent the master terms and conditions of our services that apply to individual orders, but they do not commit the customer to work with, or to continue to work with, us nor do they obligate the customer to any specific volume or pricing of purchases. Moreover, these terms can be amended in appropriate situations. Customer purchase orders are received for specific quantities with predominantly fixed pricing and delivery requirements. Thus, for the majority of our contracts, there is no guarantee of any revenue to us until a customer submits a purchase order. As a result, we generally consider our arrangement with a customer to be the combination of the master services arrangement and the purchase order. Most of our arrangements with customers create a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct.
Our performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if we have an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis.
If an enforceable right to payment for work-in-process does not exist, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.
For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
Generally, there are no subjective customer acceptance requirements or further obligations related to goods or services provided; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations are fulfilled.
We do not allow for a general right of return. Net sales include amounts billed to customers for shipping and handling and out-of-pocket expenses. The corresponding shipping and handling costs and out-of-pocket expenses are included in cost of sales. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from net sales.
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated.
Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
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
Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets or asset groups may not be recoverable through estimated future undiscounted cash flows. If an impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations. The impairment analysis is based on management’s assumptions, including future revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment, operating lease right-of-use assets and intangible assets with finite lives include reduced expectations for future performance or industry demand and possible further restructurings, among others.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2020	2019
Net Sales	10%	10%
Total Costs	16%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of October 3, 2020, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of money market demand accounts and certificates of deposit, and limit the amount of principal exposure to any one issuer. We cannot predict changes in interest rates, including the impacts on interest rates related to the COVID-19 outbreak. Such changes could have a material effect on our business, results of operations and financial condition.
As of October 3, 2020, our only material interest rate risk is associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at our option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on our then-current leverage ratio (as defined in the Credit Agreement). As of October 3, 2020, the borrowing rate under the Credit Agreement was LIBOR plus 1.10%. In addition, the outstanding term loans will bear interest, at our option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate plus (subject to a floor of 2.0%) a margin of 0.75% per annum. As of October 3, 2020 the term loans were subject to a 2.75% per annum interest rate. We are monitoring developments related to LIBOR; see also Part I, Item 1A "Risk Factors" for more information. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of October 3, 2020, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
October 3, 2020

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Plexus Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plexus Corp. and its subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended October 3, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Arrangements with customers for which revenue is recognized over time

As described in Note 15 to the consolidated financial statements, approximately 91% of the Company’s revenue for the year ended October 3, 2020 was recognized as products were produced or services were rendered over time. Revenue is recognized over time for arrangements with customers for which (i) the Company’s performance does not create an asset with an alternative use to the Company and (ii) the Company has an enforceable right to payment, including a reasonable profit margin, for performance completed to date. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. If either of these two conditions are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement. Management recognizes revenue over time using a cost-based input measurement of progress. Under this method, the extent of progress towards completion is measured based on the costs incurred to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin.

The principal considerations for our determination that performing procedures relating to arrangements with customers for which revenue is recognized over time is a critical audit matter are the significant judgment by management in (i) determining which arrangements with customers meet the criteria for revenue to be recognized over time and (ii) estimating a reasonable profit margin related to the amount of revenue to be recognized for in-progress performance obligations. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate which arrangements meet the criteria for revenue to be recognized over time, management’s estimate of reasonable profit margins, and management’s determination of costs incurred to date.

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
November 20, 2020

We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018
(in thousands, except per share data)

	2020	2019	2018
Net sales	$3,390,394	$3,164,434	$2,873,508
Cost of sales	3,077,688	2,872,596	2,615,908
Gross profit	312,706	291,838	257,600
Selling and administrative expenses	153,331	148,105	139,317
Restructuring and impairment charges	6,003	1,678	—
Operating income	153,372	142,055	118,283
Other income (expense):
Interest expense	(16,162)	(12,853)	(12,226)
Interest income	1,878	1,949	4,696
Miscellaneous, net	(3,691)	(5,196)	(3,143)
Income before income taxes	135,397	125,955	107,610
Income tax expense	17,918	17,339	94,570
Net income	$117,479	$108,616	$13,040
Earnings per share:
Basic	$4.02	$3.59	$0.40
Diluted	$3.93	$3.50	$0.38
Weighted average shares outstanding:
Basic	29,195	30,271	33,003
Diluted	29,916	31,074	33,919
Comprehensive income:
Net income	$117,479	$108,616	$13,040
Other comprehensive income (loss):
Derivative instrument fair value adjustment	1,831	1,050	(3,942)
Foreign currency translation adjustments	10,894	(6,855)	(3,058)
Other comprehensive income (loss)	12,725	(5,805)	(7,000)
Total comprehensive income	$130,204	$102,811	$6,040
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 3, 2020 and September 28, 2019
(in thousands, except per share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$385,807	$223,761
Restricted cash	2,087	2,493
Accounts receivable, net of allowances of $3,597 and $1,537, respectively	482,086	488,284
Contract assets	113,946	90,841
Inventories, net	763,461	700,938
Prepaid expenses and other	31,772	31,974
Total current assets	1,779,159	1,538,291
Property, plant and equipment, net	383,661	384,224
Operating lease right-of-use assets	69,879	—
Deferred income taxes	21,422	13,654
Other	35,727	64,714
Total non-current assets	510,689	462,592
Total assets	$2,289,848	$2,000,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$146,829	$100,702
Accounts payable	516,297	444,944
Customer deposits	159,972	139,841
Accrued salaries and wages	76,927	73,555
Other accrued liabilities	103,492	106,461
Total current liabilities	1,003,517	865,503
Long-term debt and finance lease obligations, net of current portion	187,975	187,278
Long-term accrued income taxes payable	53,899	59,572
Long-term operating lease liabilities	36,779	—
Deferred income taxes payable	6,433	5,305
Other liabilities	23,765	17,649
Total non-current liabilities	308,851	269,804
Total liabilities	1,312,368	1,135,307
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 53,525 and 52,917 shares issued, respectively, and 29,002 and 29,004 shares outstanding, respectively	535	529
Additional paid-in capital	621,564	597,401
Common stock held in treasury, at cost, 24,523 and 23,913 shares, respectively	(934,639)	(893,247)
Retained earnings	1,295,079	1,178,677
Accumulated other comprehensive loss	(5,059)	(17,784)
Total shareholders’ equity	977,480	865,576
Total liabilities and shareholders’ equity	$2,289,848	$2,000,883
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018
(in thousands)

	2020	2019	2018
Common stock - shares outstanding
Beginning of period	29,004	31,838	33,464
Exercise of stock options and vesting of other stock awards	608	350	633
Treasury shares purchased	(610)	(3,184)	(2,259)
End of period	29,002	29,004	31,838

Total stockholders' equity, beginning of period	$865,576	$921,143	$1,025,939
Common stock - par value
Beginning of period	529	526	519
Exercise of stock options and vesting of other stock awards	6	3	7
End of period	535	529	526
Additional paid-in capital
Beginning of period	597,401	581,488	555,297
Stock-based compensation expense	24,280	21,335	17,981
Exercise of stock options and vesting of other stock awards, including tax benefits	(117)	(5,422)	8,210
End of period	621,564	597,401	581,488
Treasury stock
Beginning of period	(893,247)	(711,138)	(574,104)
Treasury shares purchased	(41,392)	(182,109)	(137,034)
End of period	(934,639)	(893,247)	(711,138)
Retained earnings
Beginning of period	1,178,677	1,062,246	1,049,206
Net income	117,479	108,616	13,040
Cumulative effect adjustment for adoption of new accounting pronouncements (1)	(1,077)	7,815	—
End of period	1,295,079	1,178,677	1,062,246
Accumulated other comprehensive loss
Beginning of period	(17,784)	(11,979)	(4,979)
Other comprehensive income (loss)	12,725	(5,805)	(7,000)
End of period	(5,059)	(17,784)	(11,979)
Total stockholders' equity, end of period	$977,480	$865,576	$921,143

(1) See Note 1, "Description of Business and Significant Accounting Policies," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018
(in thousands)

	2020	2019	2018
Cash flows from operating activities
Net income	$117,479	$108,616	$13,040
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56,690	52,206	48,296
Deferred income taxes	(3,583)	(9,764)	20,388
Share-based compensation expense	24,280	21,335	17,981
Provision for allowance for doubtful accounts	2,405	—	—
Asset impairment charges	3,052	—	—
Other, net	1,358	204	(196)
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	8,796	(96,694)	(30,706)
Contract assets	(22,488)	(14,526)	—
Inventories	(56,420)	18,798	(140,615)
Other current and noncurrent assets	3,343	(3,728)	(19,168)
Accrued income taxes payable	(9,570)	4,125	53,504
Accounts payable	65,097	(56,724)	93,342
Customer deposits	18,864	49,652	(16,713)
Other current and noncurrent liabilities	1,065	41,800	27,678
Cash flows provided by operating activities	210,368	115,300	66,831
Cash flows from investing activities
Payments for property, plant and equipment	(50,088)	(90,600)	(62,780)
Proceeds from sales of property, plant and equipment	437	261	538
Business acquisition	—	1,180	(12,379)
Other, net	(200)	(200)	—
Cash flows used in investing activities	(49,851)	(89,359)	(74,621)
Cash flows from financing activities
Borrowings under debt agreements	679,042	1,084,500	834,341
Payments on debt and finance lease obligations	(638,298)	(993,588)	(970,258)
Debt issuance costs	(699)	(603)	(729)
Repurchases of common stock	(41,392)	(182,109)	(137,034)
Proceeds from exercise of stock options	12,827	2,614	13,699
Payments related to tax withholding for share-based compensation	(12,938)	(8,033)	(5,482)
Cash flows used in financing activities	(1,458)	(97,219)	(265,463)
Effect of exchange rate changes on cash and cash equivalents	2,581	(154)	1,685
Net increase (decrease) in cash and cash equivalents and restricted cash	161,640	(71,432)	(271,568)
Cash and cash equivalents and restricted cash:
Beginning of period	226,254	297,686	569,254
End of period	$387,894	$226,254	$297,686
Supplemental disclosure information:
Interest paid	$14,885	$15,701	$12,030
Income taxes paid	$31,458	$26,277	$18,891
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2020 includes 53 weeks; therefore the first quarter of fiscal 2020 included 14 weeks while all other fiscal quarters presented herein included 13 weeks. Fiscal 2019 and fiscal 2018 each included 52 weeks.
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes thereto. The full extent to which the COVID-19 outbreak will impact the Company's business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. The Company has considered information available as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
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
As of October 3, 2020 and September 28, 2019, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	2020	2019
Cash	$121,320	$85,688
Money market demand accounts and other	264,487	138,073
Restricted cash	2,087	2,493
Total cash and cash equivalents and restricted cash	$387,894	$226,254
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
Certain facilities and equipment held under finance leases are classified as property, plant and equipment and amortized using the straight-line method over the term of the lease and the related obligations are recorded as liabilities. Amortization of assets held under finance leases is included in depreciation expense (see Note 3, "Property, Plant and Equipment") and the financing component of the lease payments is classified as interest expense. Maintenance and repairs are expensed as incurred.
The Company capitalizes significant costs incurred in the acquisition or development of software for internal use. This includes costs of the software, consulting services and compensation costs for employees directly involved in developing internal use computer software.
Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets or asset groups may not be recoverable through estimated future undiscounted cash flows. If an impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations. The impairment analysis is based on management’s assumptions, including future revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment and intangible assets with finite lives include reduced expectations for future performance or industry demand and possible further restructurings, among others.
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2020, 2019 and 2018.
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
Foreign Currency Translation & Transactions: The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of "Accumulated other comprehensive loss." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous, net." Exchange (losses) gains on foreign currency transactions were $(0.4) million, $0.5 million and $1.2 million for fiscal 2020, 2019 and 2018, respectively. These amounts include the amount of gain recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives: All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive loss" within shareholders' equity, until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $1.8 million, $1.1 million and $(3.9) million was recorded in "Accumulated other comprehensive loss" for fiscal 2020, 2019 and 2018, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.
Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from share-based awards, excluding any with an antidilutive effect. See Note 7, "Earnings Per Share," for further information.

Plexus Corp.
Notes to Consolidated Financial Statements

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

Accumulated other comprehensive loss consists of the following as of October 3, 2020 and September 28, 2019 (in thousands):

	2020	2019
Foreign currency translation adjustments	$(6,501)	$(17,395)
Cumulative change in fair value of derivative instruments	1,442	(389)
Accumulated other comprehensive loss	$(5,059)	$(17,784)
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
Fair Value of Financial Instruments: The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and finance and operating lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and finance and operating lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt was $299.3 million and $252.3 million as of October 3, 2020 and September 28, 2019, respectively. The carrying value of the Company's debt was $288.0 million and $245.0 million as of October 3, 2020 and September 28, 2019, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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
Topic 842 provides optional practical expedients to assist with transition to the new standard. Management elected the package of practical expedients offered, which allows entities to not reassess: (i) whether any contracts prior to the adoption date are or contain leases, (ii) lease classification, and (iii) whether capitalized initial direct costs continue to meet the definition of initial direct costs under the new guidance. For all new and modified leases after adoption, management elected the short-term lease recognition exemption for all of the Company’s leases that qualify, in addition to the practical expedient to not separate lease and nonlease components. Refer to Note 8, "Leases," for further information.
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

Plexus Corp.
Notes to Consolidated Financial Statements

2.    Inventories
Inventories as of October 3, 2020 and September 28, 2019 consisted of the following (in thousands):

	2020	2019
Raw materials	$630,833	$577,545
Work-in-process	53,602	49,315
Finished goods	79,026	74,078
Total inventories, net	$763,461	$700,938
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019 was $154.6 million and $136.5 million, respectively.

3.    Property, Plant and Equipment
Property, plant and equipment as of October 3, 2020 and September 28, 2019 consisted of the following (in thousands):

	2020	2019
Land, buildings and improvements	$334,083	$289,051
Machinery and equipment	403,894	381,656
Computer hardware and software	147,723	136,227
Capital assets in progress	16,279	49,599
Total property, plant and equipment, gross	901,979	856,533
Less: accumulated depreciation	(518,318)	(472,309)
Total property, plant and equipment, net	$383,661	$384,224
Assets held under finance leases and included in property, plant and equipment as of October 3, 2020 and September 28, 2019 consisted of the following (in thousands):

	2020	2019
Buildings and improvements	$35,360	$23,717
Machinery and equipment	11,374	12,293
Capital assets in progress	—	11,831
Total property, plant and equipment held under finance leases, gross	46,734	47,841
Less: accumulated amortization	(10,326)	(8,762)
Total property, plant and equipment held under finance leases, net	$36,408	$39,079
As of October 3, 2020, September 28, 2019 and September 29, 2018, accounts payable included approximately $6.7 million, $10.0 million and $11.2 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

Plexus Corp.
Notes to Consolidated Financial Statements

4.    Debt, Finance Lease Obligations and Other Financing
Debt and finance lease obligations as of October 3, 2020 and September 28, 2019, consisted of the following (in thousands):

	2020	2019
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the credit facility	—	95,000
Term loans, due April 28, 2021	138,000	—
Finance lease and other financing obligations	48,435	44,492
Unamortized deferred financing fees	(1,631)	(1,512)
Total obligations	334,804	287,980
Less: current portion	(146,829)	(100,702)
Long-term debt and finance lease obligations, net of current portion	$187,975	$187,278
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of October 3, 2020, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. The increase of the maximum facility is not able to be exercised until after the maturity date of the 364 day delayed draw term loans ("term loans") on April 28, 2021, as outlined in Amendment No. 1 to the Credit Agreement (the "Amendment") subsequently discussed. During fiscal 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $78.5 million. The Company borrowed $538.7 million and repaid $633.7 million of revolving borrowings under the Credit Facility during fiscal 2020. As of October 3, 2020, the Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.125% as of October 3, 2020.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, the Company entered into the Amendment in response to the COVID-19 outbreak, which amends the Credit Agreement, dated as of May 15, 2019. The Amendment amends certain provisions of the Credit Facility to, among other things, provide for a $138.0 million unsecured delayed draw term loans facility. Term loans borrowed under the new facility were funded in a single draw on May 4, 2020 and will mature on April 28, 2021. Outstanding term loans will bear interest, at the Company’s option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum. The proceeds of the term loans were used to prepay outstanding revolving and swing line loans under the Credit Facility and for the general corporate purposes of the Company and its subsidiaries. The $138.0 million of outstanding term loans as of October 3, 2020 was subject to a 2.75% per annum interest rate.

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s debt obligations as of October 3, 2020, are as follows (in thousands):

2021	$138,000
2022	—
2023	—
2024	—
2025	100,000
Thereafter	50,000
Total	$288,000
The aggregate scheduled maturities of the Company’s finance leases and other financing obligations as of October 3, 2020, are as follows (in thousands):

2021	$8,829
2022	4,219
2023	2,320
2024	522
2025	568
Thereafter	31,977
Total	$48,435
The Company's weighted average interest rate on finance lease obligations was 17.7% and 4.8% as of October 3, 2020 and September 28, 2019, respectively. Upon adoption of ASU 2016-02, two existing build-to-suit arrangements for the facilities in Guadalajara, Mexico were reassessed to be finance leases. These leases were included in the weighted average interest rate on finance lease obligations for the fiscal year 2020. Weighted average interest rate calculations on operating and finance lease obligations according to Topic 842 are disclosed in Note 8, "Leases".

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $1.2 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $96.8 million as of October 3, 2020, and a notional value of $80.0 million as of September 28, 2019. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.2 million asset as of October 3, 2020, and a $0.6 million liability as of September 28, 2019.
The Company had additional forward currency exchange contracts outstanding as of October 3, 2020, with a notional value of $15.8 million; there were $34.4 million such contracts outstanding as of September 28, 2019. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net." The total fair value of these derivatives was a less than $0.1 million asset as of October 3, 2020, and a $0.9 million asset as of September 28, 2019.

Plexus Corp.
Notes to Consolidated Financial Statements

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		October 3, 2020	September 28, 2019		October 3, 2020	September 28, 2019
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$1,830	$156	Other accrued liabilities	$641	$798

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		October 3, 2020	September 28, 2019		October 3, 2020	September 28, 2019
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$70	$912	Other accrued liabilities	$58	$54

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	October 3, 2020	September 28, 2019	September 29, 2018
Foreign currency forward contracts	$446	$(629)	$2,579

Derivative Impact on (Loss) Gain Recognized in Consolidated Statements of Comprehensive Income (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		October 3, 2020	September 28, 2019	September 29, 2018
Foreign currency forward contracts	Cost of sales	$(1,278)	$(1,506)	$5,676
Foreign currency forward contracts	Selling and administrative expenses	$(107)	$(173)	$619
Treasury rate locks	Interest expense	$—	$—	$226

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		October 3, 2020	September 28, 2019	September 29, 2018
Foreign currency forward contracts	Miscellaneous, net	$(330)	$2,098	$263
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

Plexus Corp.
Notes to Consolidated Financial Statements

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of October 3, 2020 and September 28, 2019, by input level:

Fair Value Measurements Using Input Levels Asset (in thousands)
Fiscal year ended October 3, 2020	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$1,201	$—	$1,201

Fiscal year ended September 28, 2019
Derivatives
Foreign currency forward contracts	$—	$216	$—	$216
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
U.S. (1)	$(69,102)	$(42,806)	$(53,243)
Foreign (1)	204,499	168,761	160,853
	$135,397	$125,955	$107,610
(1) The U.S. and Foreign components of income (loss) before income tax expense include the elimination of intercompany foreign dividends paid to the Company's U.S. operations.
Income tax expense (benefit) for fiscal 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Current:
Federal	$8,779	$15,160	$63,814
State	23	—	234
Foreign	12,699	11,943	10,134
	21,501	27,103	74,182
Deferred:
Federal	(6,498)	(3,498)	(2,958)
State	3	827	(447)
Foreign	2,912	(7,093)	23,793
	(3,583)	(9,764)	20,388
	$17,918	$17,339	$94,570

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2020, 2019 and 2018:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	24.5%
(Decrease) increase resulting from:
Foreign tax rate differences	(24.0)	(21.0)	(30.2)
Withholding tax on dividends	1.9	(5.4)	23.7
Permanent differences	(2.6)	(1.3)	0.8
Excess tax benefits related to share-based compensation	(3.0)	(1.3)	(2.7)
Global intangible low-taxed income ("GILTI")	13.8	11.7	—
Deemed repatriation tax	—	5.6	92.2
Non-deductible compensation	2.2	1.5	0.2
Valuation allowances	3.6	1.5	(30.6)
Rate changes	—	—	9.0
Other, net	0.3	1.5	1.0
Effective income tax rate	13.2%	13.8%	87.9%
The effective tax rate for fiscal 2020 was lower than the effective tax rate for fiscal 2019 primarily due to the geographic distribution of worldwide earnings. During fiscal 2019, the Company reasserted that certain historical undistributed earnings of two foreign subsidiaries will be permanently reinvested which provided a $10.5 million benefit to the effective tax rate. The impact of the changes in the Company's assertion has been included in "Withholding tax on dividends" in the effective income tax reconciliation above. The reduction to the effective tax rate compared to fiscal 2018 was offset by an increase due to the GILTI provisions of U.S. Tax Reform in fiscal 2019. The GILTI impact in the table above includes the deduction allowed by the regulations as well as the foreign tax credits attributed to GILTI. The Company has elected to treat the income tax effects of GILTI as a period cost.
During fiscal 2020, the Company recorded a $4.8 million increase to its valuation allowance due to continuing losses in certain jurisdictions within the AMER and EMEA segments, partially offset by an expiration of net operating losses that had a valuation allowance recorded.
During fiscal 2019, the Company recorded a $1.9 million increase to its valuation allowance due to continuing losses in certain jurisdictions within the AMER and EMEA segments, partially offset by an expiration of net operating losses that had a valuation allowance recorded.
During fiscal 2018, the Company recorded a reduction to its valuation allowance which includes $9.7 million related to the U.S. federal tax rate change as part of U.S. Tax Reform from 35% to 21%, $21.0 million of carryforward credits and net operating losses utilized against the deemed repatriation of undistributed foreign earnings and $3.6 million for the release of the U.S. valuation allowance due to the expected future U.S. taxable income related to the GILTI provisions of U.S. Tax Reform. These benefits were partially offset by a $1.4 million increase in foreign valuation allowances in the EMEA segment.

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of October 3, 2020 and September 28, 2019, were as follows (in thousands):

	2020	2019
Deferred income tax assets:
Loss/credit carryforwards	$31,854	$28,391
Inventories	14,450	16,809
Accrued employee benefits	14,833	15,834
Accrued liabilities	7,015	—
Other	5,434	3,353
Total gross deferred income tax assets	73,586	64,387
Less valuation allowances	(34,948)	(29,170)
Deferred income tax assets	38,638	35,217
Deferred income tax liabilities:
Property, plant and equipment	14,282	15,621
Tax on unremitted earnings	5,339	5,192
Acceleration of revenue under Topic 606	4,028	6,055
Deferred income tax liabilities	23,649	26,868
Net deferred income tax assets/(liabilities)	$14,989	$8,349
During fiscal 2020, the Company’s valuation allowance increased by $5.8 million. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the AMER region of $2.8 million and an increase in net deferred tax assets in the EMEA region of $3.0 million.
As of October 3, 2020, the Company had approximately $201.7 million of pre-tax state net operating loss carryforwards that expire between fiscal 2021 and 2041. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $89.4 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2020 and 2026 or are indefinitely carried forward. These foreign net operating losses have a full valuation allowance against them.
During fiscal 2020, proposed and final regulations were issued and tax legislation was adopted in various jurisdictions. The impacts of these regulations and legislation on the Company’s consolidated financial condition, results of operations and cash flows are included above.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which the Company expects to continue to comply. During fiscal 2020, 2019 and 2018, the tax holiday resulted in tax reductions of approximately $28.3 million net of the impact of the GILTI provisions of U.S. Tax Reform ($0.97 per basic share, $0.95 per diluted share), $23.9 million ($0.79 per basic share, $0.77 per diluted share) and $39.1 million ($1.19 per basic share, $1.15 per diluted share), respectively.
The Company does not provide for taxes that would be payable if certain undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The deferred tax liability that has not been recorded for these earnings was approximately $12.0 million as of October 3, 2020.
The Company has approximately $2.1 million of uncertain tax benefits as of October 3, 2020. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (noncurrent) in the amount of $1.3 million and an offset to "Deferred income taxes" (noncurrent asset) in the amount of $0.8 million. The Company has classified these amounts as "Other liabilities" (noncurrent) and "Deferred income taxes" (noncurrent asset) to the extent that payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

	2020	2019	2018
Balance at beginning of fiscal year	$2,270	$5,841	$3,115
Gross increases for tax positions of prior years	509	62	21
Gross increases for tax positions of the current year	465	39	2,893
Gross decreases for tax positions of prior years	(1,148)	(3,672)	(188)
Balance at end of fiscal year	$2,096	$2,270	$5,841
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.3 million and $1.5 million for the fiscal years ended October 3, 2020 and September 28, 2019, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.1 million for the fiscal year ended October 3, 2020, and approximately $0.2 million for each of the fiscal years ended September 28, 2019 and September 29, 2018. The Company recognized less than $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for each of the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018.
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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2015-2020
Germany	2015-2020
Malaysia	2016-2020
Mexico	2014-2020
Romania	2014-2020
United Kingdom	2017-2020
United States
Federal	2015, 2017-2020
State	2003-2006, 2009-2020

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2020, 2019 and 2018 (in thousands, except per share amounts):

	2020	2019	2018
Net income	$117,479	$108,616	$13,040
Basic weighted average common shares outstanding	29,195	30,271	33,003
Dilutive effect of share-based awards and options outstanding	721	803	916
Diluted weighted average shares outstanding	29,916	31,074	33,919
Earnings per share:
Basic	$4.02	$3.59	$0.40
Diluted	$3.93	$3.50	$0.38
In each of the fiscal years 2020, 2019 and 2018, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 40 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) asset and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.
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
Upon adoption of ASU 2016-02, the Company recorded $45.5 million of ROU assets and lease liabilities, related to its existing operating lease portfolio. The Company also reclassified amounts previously held on the balance sheet to operating right-of-use assets and operating lease liabilities upon adoption due to existing arrangements subject to the new standard, including $30.2 million of prepaid leases in other non-current assets. The accounting for the Company’s finance leases remained substantially unchanged. In addition, the company recognized a $1.1 million reduction to retained earnings as a result of two existing build-to-suit arrangements for the facilities in Guadalajara, Mexico that were reassessed to be finance leases under the new standard. The adoption of this new standard did not have a material impact on the Consolidated Statements of Cash Flows or Consolidated Statements of Comprehensive Income.
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

Plexus Corp.
Notes to Consolidated Financial Statements

The components of lease expense for fiscal year 2020 were as follows (in thousands):

2020
Finance lease expense:
Amortization of right-of-use assets	$4,380
Interest on lease liabilities	4,956
Operating lease expense	11,707
Other lease expense	3,401
Total	$24,444
Based on the nature of the ROU asset, amortization of finance right-of-use assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the Consolidated Statements of Comprehensive Income. Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.
Amortization of assets held under capital leases totaled $3.8 million and $3.4 million for fiscal years 2019 and 2018, respectively. Capital lease additions totaled $6.7 million, and $11.8 million for fiscal years 2019 and 2018, respectively.
Rent expense under all operating leases for fiscal years 2019 and 2018 was approximately $12.9 million and $12.0 million, respectively.
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	October 3, 2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$36,408
Operating lease assets	Operating lease right-of-use assets	69,879
Total lease assets		$106,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$2,700
Operating lease liabilities	Other accrued liabilities	7,724
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	37,033
Operating lease liabilities	Long-term operating lease liabilities	36,779
Total lease liabilities		$84,236

Other information related to the Company’s leases was as follows:

October 3, 2020
Weighted-average remaining lease term (in years)
Finance leases	12.8
Operating leases	18.5
Weighted-average discount rate
Finance leases	17.7%
Operating leases	3.0%

Plexus Corp.
Notes to Consolidated Financial Statements

October 3, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$4,539
Operating cash flows used in operating leases	10,907
Finance cash flows used in finance leases	3,321
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$7,692
Finance leases	2,835
Future minimum lease payments required under finance and operating leases as of October 3, 2020, were as follows (in thousands):

	Operating leases	Finance leases
2021	$8,973	$7,233
2022	8,144	7,045
2023	7,674	5,896
2024	6,021	4,994
2025	4,505	5,092
Thereafter	16,136	93,525
Total minimum lease payments	51,453	123,785
Less: imputed interest	(6,950)	(84,052)
Present value of lease liabilities	$44,503	$39,733
As of October 3, 2020, the Company’s future operating leases that have not yet commenced are immaterial.
Future minimum lease payments required under long-term operating and capital leases as of September 28, 2019, were as follows (in thousands):

	Operating leases	Capital leases
2020	$10,395	$6,734
2021	6,554	3,490
2022	5,584	2,884
2023	5,153	1,652
2024	3,713	958
Thereafter	9,426	34,143
Total	$40,825	$49,861

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
The maximum number of shares of Plexus common stock that may be issued pursuant to the 2016 Plan is 3.2 million shares; in addition, cash incentive awards of up to $4.0 million per employee may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the "Committee") of the Board of Directors may establish a term and vesting period for awards under

Plexus Corp.
Notes to Consolidated Financial Statements

the 2016 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years. SARs vest in two annual installments and have a term of seven years. RSUs granted to executive officers, other officers and key employees generally vest on the 3 year anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued. Beginning for fiscal 2017 grants, 50% of PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 Index, a market condition, and the remaining 50% vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, each during a performance period of three years performance period. The PSUs granted in fiscal 2016 and prior years vested based solely on the relative TSR of the Company's common stock as compared to companies in the Russell 3000 Index during a performance period of three years. The vesting and payout of awards will range between 0% and 200% of the shares granted based upon performance on the metrics during a performance period. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the Russell 3000 Index during the performance period and if a 2.5% average economic return is achieved over the performance period of three years. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
The Company recognized $24.3 million, $21.3 million and $18.0 million of compensation expense associated with share-based awards in fiscal 2020, 2019 and 2018, respectively. Deferred tax benefits related to equity awards of $8.2 million, $9.2 million and $8.2 million were recognized in fiscal 2020, 2019 and 2018, respectively.
A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 30, 2017	972	$36.23
Granted	—	—
Canceled	(4)	31.62
Exercised	(414)	35.01
Outstanding as of September 29, 2018	554	$37.18
Granted	—	—
Canceled	(2)	26.96
Exercised	(88)	31.55
Outstanding as of September 28, 2019	464	$38.28
Granted	—	—
Canceled	(16)	31.74
Exercised	(325)	39.78
Outstanding as of October 3, 2020	123	$35.12	$4,393

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Exercisable as of:
September 29, 2018	537	$36.92
September 28, 2019	464	$38.28
October 3, 2020	123	$35.12	3.24	$4,393

Plexus Corp.
Notes to Consolidated Financial Statements

The following table summarizes outstanding stock option and SAR information as of October 3, 2020 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options / SARs Exercisable (in thousands)	Weighted Average Exercise Price
$25.33 - $27.86	35	$26.24	2.21	35	$26.24
$27.87 - $36.79	33	$33.97	2.70	33	$33.97
$36.80 - $41.01	32	$39.57	3.63	32	$39.57
$41.02 - $45.45	23	$44.33	5.09	23	$44.33
$25.33 - $45.45	123	$35.12	3.24	123	$35.12
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
There were no options or SARs granted for fiscal 2020, 2019 or 2018.
There were no options and SARs vested for fiscal 2020. The fair value of options and SARs vested for fiscal 2019 and 2018 $0.3 million and $1.3 million, respectively.
For fiscal 2020, 2019 and 2018, the total intrinsic value of options and SARs exercised was $10.9 million, $2.4 million and $10.9 million, respectively.
As of October 3, 2020, all previously granted options and SARS have vested.
A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of September 30, 2017	1,068	$45.97
Granted	331	61.88
Canceled	(42)	46.74
Vested	(324)	45.48
Units outstanding as of September 29, 2018	1,033	$51.19
Granted	375	55.76
Canceled	(38)	54.03
Vested	(408)	41.51
Units outstanding as of September 28, 2019	962	$56.97
Granted	377	75.91
Canceled	(37)	60.95
Vested	(451)	54.85
Units outstanding as of October 3, 2020	851	$66.33	$60,387
The Company uses the fair value at the date of grant to value RSUs. As of October 3, 2020, there was $17.0 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.3 years.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended October 3, 2020, the 0.1 million PSUs granted in fiscal 2017 vested at a 148.4% payout based upon the TSR performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2020, 2019 and 2018.

Plexus Corp.
Notes to Consolidated Financial Statements

As of October 3, 2020, at the target achievement level, there was $8.8 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.8 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2020, 2019 and 2018 totaled $9.8 million, $9.3 million and $8.1 million, respectively.
Deferred Compensation Arrangements: The Company has agreements with certain former executive officers to provide nonqualified deferred compensation. Under these agreements, the Company agrees to pay these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirement. As of October 3, 2020 and September 28, 2019, the related deferred compensation liability associated with these arrangements totaled $0.1 million and $0.2 million, respectively.
The Company maintains investments in a trust account to fund required payments under these deferred compensation arrangements. As of October 3, 2020 and September 28, 2019, the total value of the assets held by the trust totaled $10.8 million and $10.4 million, respectively, and was recorded at fair value on a recurring basis. These assets were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies." During each of the fiscal years 2020, 2019 and 2018, the Company made payments to the participants in the amount of $0.1 million.
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
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2020, 2019 and 2018, the Company made contributions to the participants’ SERP accounts in the amount of $0.7 million, $0.6 million and $1.0 million, respectively.
As of October 3, 2020 and September 28, 2019, the SERP assets held in the trust totaled $12.6 million and $12.1 million, respectively, and the related liability to the participants totaled approximately $12.6 million and $12.1 million, respectively. As of October 3, 2020 and September 28, 2019, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any, such as the

Plexus Corp.
Notes to Consolidated Financial Statements

$6.0 million and $1.7 million of restructuring and impairment costs in fiscal 2020 and 2019, respectively, and the $13.5 million one-time employee bonus paid to full-time, non-executive employees during fiscal 2018 due to the Company's ability to access overseas cash as a result of U.S. Tax Reform. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for fiscal 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Net sales:
AMER	$1,327,849	$1,429,308	$1,218,944
APAC	1,824,831	1,557,205	1,498,010
EMEA	349,102	309,933	281,489
Elimination of inter-segment sales	(111,388)	(132,012)	(124,935)
	$3,390,394	$3,164,434	$2,873,508

Operating income (loss):
AMER	$38,126	$57,780	$38,637
APAC	246,636	208,178	213,935
EMEA	1,492	4,475	1,447
Corporate and other costs	(132,882)	(128,378)	(135,736)
	$153,372	$142,055	$118,283
Other income (expense):
Interest expense	$(16,162)	$(12,853)	$(12,226)
Interest income	1,878	1,949	4,696
Miscellaneous, net	(3,691)	(5,196)	(3,143)
Income before income taxes	$135,397	$125,955	$107,610

Plexus Corp.
Notes to Consolidated Financial Statements

	2020	2019	2018
Depreciation:
AMER	$24,217	$22,531	$21,224
APAC	17,912	16,905	15,954
EMEA	6,938	6,105	6,054
Corporate	6,437	5,344	4,863
	$55,504	$50,885	$48,095

Capital expenditures:
AMER	$13,361	$42,459	$17,690
APAC	18,902	33,454	33,018
EMEA	8,577	5,186	7,923
Corporate	9,248	9,501	4,149
	$50,088	$90,600	$62,780

	October 3, 2020	September 28, 2019
Total assets:
AMER	$759,030	$751,990
APAC	1,073,951	958,744
EMEA	279,757	209,541
Corporate and eliminations	177,110	80,608
	$2,289,848	$2,000,883

The following information is provided in accordance with the required segment disclosures for fiscal 2020, 2019 and 2018. Net sales were based on the Company’s location providing the product or service (in thousands):

	2020	2019	2018
Net sales:
United States	$989,888	$1,197,665	$1,000,680
Malaysia	1,432,154	1,138,380	1,118,032
China	392,677	418,825	379,977
Mexico	337,961	231,643	218,264
Romania	217,295	195,837	177,111
United Kingdom	118,463	99,825	91,426
Germany	13,344	14,271	12,953
Elimination of inter-country sales	(111,388)	(132,012)	(124,935)
	$3,390,394	$3,164,434	$2,873,508

Plexus Corp.
Notes to Consolidated Financial Statements

	October 3, 2020	September 28, 2019
Long-lived assets:
United States	$99,853	$106,757
Malaysia	108,400	101,636
Mexico	68,154	73,864
Romania	33,801	31,033
China	21,408	22,378
United Kingdom	7,484	7,344
Other Foreign	6,446	6,751
Corporate	38,115	34,461
	$383,661	$384,224
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of October 3, 2020 and September 28, 2019 exclude other long-term assets, operating lease right-of-use assets, deferred income tax assets and intangible assets, which totaled $127.0 million and $78.4 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
General Electric Company ("GE")	11.7%	12.4%	12.3%
During fiscal 2020, 2019 and 2018, net sales attributable to GE were reported in all three reportable segments.
As of October 3, 2020, GE represented 15.7% of total accounts receivable. As of September 28, 2019, GE represented 10.1% of total accounts receivable.

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
The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Consolidated Balance Sheets in "other accrued liabilities." The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual

Plexus Corp.
Notes to Consolidated Financial Statements

experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2020, 2019 and 2018 (in thousands):

Limited warranty liability, as of September 30, 2017	$4,756
Accruals for warranties issued during the period	5,608
Settlements (in cash or in kind) during the period	(3,718)
Limited warranty liability, as of September 29, 2018	6,646
Accruals for warranties issued during the period	3,254
Settlements (in cash or in kind) during the period	(3,624)
Limited warranty liability, as of September 28, 2019	6,276
Accruals for warranties issued during the period	2,852
Settlements (in cash or in kind) during the period	(2,742)
Limited warranty liability, as of October 3, 2020	$6,386

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
On February 14, 2018, the Board of Directors approved a share repurchase plan under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). During fiscal 2019 and 2018, the Company completed the 2018 Program by repurchasing 3,129,059 and 343,642 shares under this program for $178.8 million and $21.2 million, at an average price of $57.15 and $61.61 per share, respectively.
On August 20, 2019, the Board of Directors approved a share repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During fiscal 2020 and 2019, the Company repurchased 609,935 and 54,965 shares under this program for $41.4 million and $3.3 million at an average price of $67.86 and $59.66 per share, respectively. As of October 3, 2020, $5.3 million of authority remained under the 2019 Program.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2021 Program") beginning upon expiration of the Company’s 2019 Program.
Refer to Note 19, "Subsequent Event," for further information regarding an amendment to the 2021 Program approved by the Board of Directors on November 18, 2020.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

14.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables; at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of October 3, 2020 is $340.0 million. On September 17, 2020, the Company entered into Amendment 11 the MUFG RPA to change the allocation of factoring for certain customers and add LIBOR replacement language. The maximum facility amount under the HSBC RPA as of October 3, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the

Plexus Corp.
Notes to Consolidated Financial Statements

agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
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
The Company sold $834.4 million, $919.3 million and $712.9 million of trade accounts receivable under these programs, or their predecessors, during fiscal years 2020, 2019 and 2018, respectively, in exchange for cash proceeds of $831.2 million, $913.6 million and $708.6 million, respectively.

15.    Revenue from Contracts with Customers
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

Plexus Corp.
Notes to Consolidated Financial Statements

measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
There were no other costs to obtain or fulfill customer contracts.
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years ended October 3, 2020 and September 28, 2019 disaggregated by geographic reportable segment and market sector (in thousands):

	Fiscal Year Ended October 3, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$464,134	$618,250	$176,001	$1,258,385
Industrial/Commercial	324,120	850,662	79,782	1,254,564
Aerospace/Defense	371,685	157,301	82,582	611,568
Communications	157,181	104,263	4,433	265,877
External revenue	1,317,120	1,730,476	342,798	3,390,394
Inter-segment sales	10,729	94,355	6,304	111,388
Segment revenue	$1,327,849	$1,824,831	$349,102	$3,501,782

	Fiscal Year Ended September 28, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$488,851	$602,922	$128,225	$1,219,998
Industrial/Commercial	359,381	534,971	86,868	981,220
Aerospace/Defense	317,558	186,486	84,556	588,600
Communications	256,523	113,329	4,764	374,616
External revenue	1,422,313	1,437,708	304,413	3,164,434
Inter-segment sales	6,995	119,497	5,520	132,012
Segment revenue	$1,429,308	$1,557,205	$309,933	$3,296,446
For the fiscal years ended October 3, 2020 and September 28, 2019, approximately 91% and 90% respectively, of the Company's revenue was recognized as products and services were transferred over time, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Consolidated Balance Sheets.

Plexus Corp.
Notes to Consolidated Financial Statements

Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the fiscal years ended October 3, 2020 and September 28, 2019 (in thousands):

	October 3, 2020	September 28, 2019
Contract assets, beginning of period	$90,841	$—
Cumulative effect adjustment at September 29, 2018	—	76,417
Revenue recognized during the period	3,073,465	2,859,182
Amounts collected or invoiced during the period	(3,050,360)	(2,844,758)
Contract assets, end of period	$113,946	$90,841

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities. As of October 3, 2020 and September 28, 2019 the balance of advance payments from customers that remained in other accrued liabilities was $55.6 million and $67.9 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

16.    Restructuring and Impairment Charges
During fiscal 2020, the Company recorded $6.0 million of restructuring and impairment charges in the Company's AMER segment primarily related to the closure of our Boulder Design Center. During fiscal 2019, the Company recorded $1.7 million of restructuring and impairment charges in the Company's AMER segment. These charges are recorded within restructuring and impairment charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Consolidated Balance Sheets. The Company incurred no restructuring and impairment charges during fiscal 2018.

The Company recognized a tax benefit of $0.6 million and $0.2 million related to restructuring and impairment charges in fiscal 2020 and fiscal 2019, respectively. No income tax benefit was recognized in fiscal 2018.

The Company's restructuring accrual activity for the years ended October 3, 2020 and September 28, 2019 is included in the table below (in thousands):

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of September 29, 2018	$—	$—	$—
Restructuring and impairment costs	—	1,678	1,678
Amounts utilized	—	(381)	(381)
Accrual balance, as of September 28, 2019	$—	$1,297	$1,297
Restructuring and impairment costs	3,054	2,949	6,003
Amounts utilized	(3,054)	(4,210)	(7,264)
Accrual balance, as of October 3, 2020	$—	$36	$36

Plexus Corp.
Notes to Consolidated Financial Statements

17.    Acquisition
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
The acquisition resulted in a $12.4 million cash outflow in fiscal 2018 and a $1.2 million cash inflow in fiscal 2019 included in "Business acquisition" in the accompanying Consolidated Statements of Cash Flows. Additionally, $5.7 million, $6.9 million $8.2 million of intangible assets related to customer relationships is included in non-current "Other" assets in the accompanying Consolidated Balance Sheet for fiscal 2020, 2019 and 2018, respectively. The intangible assets are amortized on a straight-line basis and result in amortization expense of approximately $1.2 million per year. There were no other material impacts to the Company's Consolidated Financial Statements as a result of the acquisition.

18.    Quarterly Financial Data (Unaudited)
The following is summarized quarterly financial data for fiscal 2020 and 2019 (in thousands, except per share amounts):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$852,409	$767,364	$857,394	$913,227	$3,390,394
Gross profit	79,190	61,445	82,881	89,190	312,706
Net income (2,3)	31,006	12,926	35,842	37,705	117,479
Earnings per share (1):
Basic	1.06	0.44	1.23	1.29	4.02
Diluted (7)	1.03	0.43	1.20	1.26	$3.93

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$765,544	$789,051	$799,644	$810,195	$3,164,434
Gross profit	72,383	70,636	71,030	77,789	291,838
Net income (4,5,6)	22,226	24,758	24,801	36,831	108,616
Earnings per share (1):
Basic	0.71	0.81	0.83	1.26	3.59
Diluted (8)	0.69	0.79	0.81	1.23	3.50
(1) The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter and annually.
(2) The first quarter of fiscal 2020 results included $1.9 million in tax benefits related to U.S. foreign tax credit regulations issued during the quarter, partially offset by $1.1 million of tax expense as a result of special tax items.
(3) The second quarter of fiscal 2020 results included restructuring and impairment charges of $6.0 million, or $5.4 million net of taxes, in the AMER operating segment due to the closure of the Boulder Design Center.
(4) The first quarter of fiscal 2019 results included $7.0 million of tax expense as a result of new regulations issued under U.S. Tax Reform. These regulations impacted the treatment of foreign taxes paid.
(5) The fourth quarter of fiscal 2019 results included restructuring charges of $1.7 million, or $1.5 million net of taxes, in the AMER operating segment.
(6) The fourth quarter of fiscal 2019 results included a benefit of $10.5 million due to the permanent reinvestment assertion of certain historical undistributed earnings of two foreign subsidiaries.
(7) The first quarter of fiscal 2020 included $0.03 per share tax benefit resulting from special tax items. The second quarter of fiscal 2020 included $0.18 per share of expense related to restructuring costs.
(8) The first quarter of fiscal 2019 included $0.23 per share of tax expense as a result of U.S. Tax Reform. The fourth quarter of fiscal 2019 included $0.05 per share of expense related to restructuring costs and $0.35 per share tax benefit resulting from the permanent reinvestment assertion of certain historical undistributed earnings of two foreign subsidiaries.

Plexus Corp.
Notes to Consolidated Financial Statements

19.    Subsequent Event
On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under its existing 2021 Program, which commenced on October 19, 2020, upon completion of the 2019 Program, to authorize a total of $100.0 million in share repurchase authority under the program. The 2021 Program has no expiration.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of October 3, 2020, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of October 3, 2020, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 3, 2020, as stated in its report included herein.
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

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders ("2021 Proxy Statement").
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
Information about our Executive Officers
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Todd P. Kelsey	55	President and Chief Executive Officer
Steven J. Frisch	54	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	54	Executive Vice President and Chief Financial Officer
Angelo M. Ninivaggi	53	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	55	Executive Vice President and Regional President – EMEA
Yong Jin Lim	60	Regional President – APAC
Scott Theune	56	Regional President – AMER
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
Yong Jin Lim joined Plexus in 2002 and has served as Regional President – APAC since 2007. Mr. Lim will retire from Plexus on June 20, 2021.
Scott Theune joined Plexus in 1993 and has served as Regional President – AMER since May 2019. Previously, Mr. Theune served as Senior Vice President of Global Supply Chain from 2016 to 2019, Vice President of Supply Chain from 2005 to 2016, and General Manager and Global Director of Manufacturing Process and Technology prior thereto.

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board and Committee Responsibilities – Compensation & Leadership Development Committee," "Director Compensation for Fiscal 2020," "Compensation Discussion & Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management."
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through October 3, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	973,748	$35.12	$1,563,068
Equity compensation plans not approved by security holders	—	n/a	—
Total	973,748	$35.12	$1,563,068
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading "Ratify Independent Auditors - Fees and Services" in the 2021 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

Exhibit No.	Exhibit
3(i)	Restated Articles of Incorporation of Plexus Corp. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 14, 2004).

3(ii)
Amended and Restated Bylaws of Plexus Corp., as amended through November 18, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on From 8-K of Plexus Corp. filed on November 19, 2020).

4.1	Restated Articles of Incorporation of Plexus Corp. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 14, 2004).

4.2
Amended and Restated Bylaws of Plexus Corp., as amended through November 18, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on From 8-K of Plexus Corp. filed on November 19, 2020).

4.3	Description of Common Stock

10.1 (a)
Credit Agreement, dated as of May 15, 2019, among Plexus Corp., the banks, financial institutions and other institutional lenders listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, PNC Bank, National Association, Bank of America, N.A., MUFG Bank, Ltd., HSBC Bank USA, N.A., Bank of the West and Wells Fargo Bank, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as joint lead arrangers and joint book runners (including the related subsidiary guaranty). (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K of Plexus Corp. filed on May 15, 2019).

10.1 (b)
Amendment No. 1 to Credit Agreement, dated as of April 29, 2020, among Plexus Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Plexus Corp. filed on April 30, 2020).

10.2 (a)
Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Purchasers named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Plexus Corp. filed on June 18, 2018).

10.2 (b)
First Amendment, dated as of June 25, 2019, to the Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Noteholders named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on August 2, 2019).

10.3 (a)
Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 4, 2016. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Plexus Corp. filed on October 7, 2016).

10.3 (b)
Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of December 14, 2016. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on February 3, 2017).

10.3 (c)
Amendment No. 3 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of March 28, 2017. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 5, 2017).

10.3 (d)
Amendment No. 4 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of September 11, 2017. (incorporated by reference to Exhibit 10.3(d) to the Annual Report on Form 10-K of Plexus Corp. filed on November 16, 2018).

10.3 (e)
Amendment No. 5 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 19, 2017. (incorporated by reference to Exhibit 10.3(d) to the Annual Report on Form 10-K of Plexus Corp. filed on November 17, 2017).

10.3 (f)
Amendment No. 6 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of May 4, 2018. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on August 3, 2018).

10.3 (g)
Amendment No. 7 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of September 19, 2018. (incorporated by reference to Exhibit 10.3(g) to the Annual Report on Form 10-K of Plexus Corp. filed on November 16, 2018).

10.3 (h)
Amendment No. 8 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of March 20, 2019. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 3, 2019).

10.3 (i)
Amendment No.9 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of June 21, 2019. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on August 2, 2019).

10.3 (j)
Amendment No.10 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of December 23, 2019. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on February 7, 2020).

10.3 (k)
Amendment No.11 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of September 10, 2020.

10.4
Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate* (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Plexus Corp. filed on August 19, 2016).

10.5
Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey* (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Plexus Corp. filed on August 19, 2016).

10.6	Form of Change of Control Agreement with executive officers* (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Plexus Corp. filed on May 21, 2008).

10.7	Summary of Directors' Compensation (11/18)* (incorporated by reference to Exhibit 10.7(a) to the Annual Report on Form 10-K of Plexus Corp. filed on November 16, 2018).

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan* (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Plexus Corp. filed on December 19, 2000).

10.8 (b)
Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company* (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Plexus Corp. filed on December 15, 2003).

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan* (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Plexus Corp. filed on November 19, 2012).

10.10 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan* (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 5, 2017).

10.10 (b)	Forms of award agreements thereunder*

(i) Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on August 8, 2016).

(ii) Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on August 8, 2016).

(iii) Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1(b)(iii) to the Annual Report on Form 10-K of Plexus Corp. filed on November 18, 2016).

(iv) Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on August 8, 2016).

(v) Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on February 3, 2017).

(vi) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team (incorporated by reference to Exhibit 10.1(b)(vi) to the Annual Report on Form 10-K of Plexus Corp. filed on November 17, 2017).

10.11 (a)
Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 5, 2017).

10.11(b)	Forms of award agreements thereunder*

(i) Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Plexus Corp. filed on February 4, 2010).

(ii) Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.5(b) to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 8, 2008).

(iii) Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5(c) to the Quarterly Report on Form 10-Q of Plexus Corp. filed on May 8, 2008).

21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements

101	The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2020:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,537	$4,051	$—	$(1,991)	$3,597
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$29,170	$5,778	$—	$—	$34,948

Fiscal Year 2019:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$885	$1,189	$—	$(537)	$1,537
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$28,369	$2,213	$—	$(1,412)	$29,170

Fiscal Year 2018:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$980	$380	$—	$(475)	$885
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$61,668	$1,107	$—	$(34,406)	$28,369

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 20, 2020	/s/ Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Rainer Jueckstock
Todd P. Kelsey, President and Chief Executive Officer (Principal Executive Officer) and Director	Rainer Jueckstock, Director

/s/ Patrick J. Jermain	/s/ Peter Kelly
Patrick J. Jermain, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Peter Kelly, Director

/s/ Dean A. Foate	/s/ Joel Quadracci
Dean A. Foate, Chairman	Joel Quadracci, Director

/s/ Ralf R. Böer	/s/ Karen M. Rapp
Ralf R. Böer, Director	Karen M. Rapp, Director

/s/ Stephen P. Cortinovis	/s/ Paul A. Rooke
Stephen P. Cortinovis, Director	Paul A. Rooke, Director

/s/ David J. Drury	/s/ Michael V. Schrock
David J. Drury, Director	Michael V. Schrock, Director

/s/ Joann M. Eisenhart
Joann M. Eisenhart, Director

*Each of the above signatures is affixed as of November 20, 2020.