Form 10-Q
period 2021-01-02
PLEXUS CORP
filed 2021-02-05
CIK 785786

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
For the quarterly period ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2021, there were 28,818,792 shares of common stock outstanding.

PLEXUS CORP.

January 2, 2021

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 2, 2021	January 4, 2020
Net sales	$830,355	$852,409
Cost of sales	751,078	773,219
Gross profit	79,277	79,190
Selling and administrative expenses	32,411	39,256
Operating income	46,866	39,934
Other income (expense):
Interest expense	(4,086)	(4,132)
Interest income	374	645
Miscellaneous, net	(1,518)	(2,173)
Income before income taxes	41,636	34,274
Income tax expense	5,437	3,268
Net income	$36,199	$31,006
Earnings per share:
Basic	$1.25	$1.06
Diluted	$1.23	$1.03
Weighted average shares outstanding:
Basic	28,861	29,147
Diluted	29,539	30,065
Comprehensive income:
Net income	$36,199	$31,006
Other comprehensive income:
Derivative instrument fair value adjustment	4,055	2,223
Foreign currency translation adjustments	8,700	5,204
Other comprehensive income	12,755	7,427
Total comprehensive income	$48,954	$38,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	January 2, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$356,724	$385,807
Restricted cash	209	2,087
Accounts receivable, net of allowances of $1,807 and $3,597, respectively	484,672	482,086
Contract assets	113,225	113,946
Inventories, net	764,322	763,461
Prepaid expenses and other	39,194	31,772
Total current assets	1,758,346	1,779,159
Property, plant and equipment, net	381,612	383,661
Operating lease right-of-use assets	71,296	69,879
Deferred income taxes	21,446	21,422
Other	39,358	35,727
Total non-current assets	513,712	510,689
Total assets	$2,272,058	$2,289,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$148,408	$146,829
Accounts payable	488,969	516,297
Customer deposits	155,911	159,972
Accrued salaries and wages	60,332	76,927
Other accrued liabilities	101,836	103,492
Total current liabilities	955,456	1,003,517
Long-term debt and finance lease obligations, net of current portion	188,148	187,975
Long-term accrued income taxes payable	53,618	53,899
Long-term operating lease liabilities	37,052	36,779
Deferred income taxes payable	6,596	6,433
Other liabilities	24,229	23,765
Total non-current liabilities	309,643	308,851
Total liabilities	1,265,099	1,312,368
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 53,596 and 53,525 shares issued, respectively, and 28,766 and 29,002 shares outstanding, respectively	536	535
Additional paid-in capital	624,859	621,564
Common stock held in treasury, at cost, 24,830 and 24,523 shares, respectively	(957,410)	(934,639)
Retained earnings	1,331,278	1,295,079
Accumulated other comprehensive income (loss)	7,696	(5,059)
Total shareholders’ equity	1,006,959	977,480
Total liabilities and shareholders’ equity	$2,272,058	$2,289,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended
	January 2, 2021	January 4, 2020
Common stock - shares outstanding
Beginning of period	29,002	29,004
Exercise of stock options and vesting of other stock awards	71	309
Treasury shares purchased	(307)	(91)
End of period	28,766	29,222

Total stockholders' equity, beginning of period	$977,480	$865,576
Common stock - par value
Beginning of period	535	529
Exercise of stock options and vesting of other stock awards	1	3
End of period	536	532
Additional paid-in capital
Beginning of period	621,564	597,401
Stock-based compensation expense	5,349	5,046
Exercise of stock options and vesting of other stock awards, including tax benefits	(2,054)	6,721
End of period	624,859	609,168
Treasury stock
Beginning of period	(934,639)	(893,247)
Treasury shares purchased	(22,771)	(6,330)
End of period	(957,410)	(899,577)
Retained earnings
Beginning of period	1,295,079	1,178,677
Net income	36,199	31,006
Cumulative effect adjustment for adoption of new accounting pronouncement (1)	—	(1,077)
End of period	1,331,278	1,208,606
Accumulated other comprehensive income (loss)
Beginning of period	(5,059)	(17,784)
Other comprehensive income	12,755	7,427
End of period	7,696	(10,357)
Total stockholders' equity, end of period	$1,006,959	$908,372

(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	January 2, 2021	January 4, 2020
Cash flows from operating activities
Net income	$36,199	$31,006
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,836	13,965
Deferred income taxes	366	1,666
Share-based compensation expense	5,349	5,046
Provision for allowance for doubtful accounts	(2,346)	—
Other, net	754	57
Changes in operating assets and liabilities:
Accounts receivable	3,585	28,746
Contract assets	866	(15,864)
Inventories	3,710	(31,626)
Other current and non-current assets	(7,561)	(2,829)
Accrued income taxes payable	3,277	(2,898)
Accounts payable	(23,514)	64,965
Customer deposits	(5,016)	(3,382)
Other current and non-current liabilities	(23,789)	(14,140)
Cash flows provided by operating activities	6,716	74,712
Cash flows from investing activities
Payments for property, plant and equipment	(15,880)	(13,675)
Proceeds from sales of property, plant and equipment	113	283
Cash flows used in investing activities	(15,767)	(13,392)
Cash flows from financing activities
Borrowings under debt agreements	4,177	157,020
Payments on debt and finance lease obligations	(4,175)	(190,470)
Repurchases of common stock	(22,771)	(6,330)
Proceeds from exercise of stock options	722	9,850
Payments related to tax withholding for share-based compensation	(2,775)	(3,126)
Cash flows used in financing activities	(24,822)	(33,056)
Effect of exchange rate changes on cash and cash equivalents	2,912	604
Net (decrease) increase in cash and cash equivalents and restricted cash	(30,961)	28,868
Cash and cash equivalents and restricted cash:
Beginning of period	387,894	226,254
End of period	$356,933	$255,122
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 2, 2021 AND JANUARY 4, 2020
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of January 2, 2021 and October 3, 2020, the results of operations and shareholders' equity for the three months ended January 2, 2021 and January 4, 2020, and the cash flows for the same three month periods.
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
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.
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
Recently Adopted Accounting Pronouncements:
In June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and required consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this guidance during the first quarter of fiscal 2021 with no material impact to the Company's Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 ("Topic 842"), which is intended to improve financial reporting of lease transactions by requiring lessees to recognize most leases as a right-of-use (“ROU”) asset and lease liability on their balance sheets for the rights and obligations created by leases, but record expenses on their income statements in a similar manner. Topic 842 also requires disclosures regarding the amount, timing and judgments related to accounting for an entity’s leases and related cash flows. On September 29, 2019, the Company adopted Topic 842 using the modified retrospective method of adoption, which allows financial information for comparative periods prior to adoption not to be updated. Upon adoption, the Company recognized a $1.1 million reduction in retained earnings as a result of two existing build-to-suit arrangements for the facilities in Guadalajara, Mexico that were reassessed to be finance leases under the new standard.
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

2.    Inventories
Inventories as of January 2, 2021 and October 3, 2020 consisted of the following (in thousands):

	January 2, 2021	October 3, 2020
Raw materials	$637,978	$630,833
Work-in-process	52,767	53,602
Finished goods	73,577	79,026
Total inventories, net	$764,322	$763,461
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of January 2, 2021 and October 3, 2020 were $150.9 million and $154.6 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt, finance lease and other financing obligations as of January 2, 2021 and October 3, 2020, consisted of the following (in thousands):

	January 2, 2021	October 3, 2020
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the revolving commitment	—	—
Term Loans, due April 28, 2021	138,000	138,000
Finance lease and other financing obligations	49,939	48,435
Unamortized deferred financing fees	(1,383)	(1,631)
Total obligations	336,556	334,804
Less: current portion	(148,408)	(146,829)
Long-term debt, finance lease and other financing obligations, net of current portion	$188,148	$187,975
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of January 2, 2021, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. The increase of the maximum facility is not able to be exercised until after termination of the 364 day delayed draw term loans ("Term Loans"), as outlined in Amendment No. 1 to the Credit Agreement (the "Amendment") subsequently discussed. During the three months ended January 2, 2021, the highest daily borrowing was $3.0 million and the average daily borrowings were $0.1 million. The Company borrowed $3.0 million and repaid $3.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during the three months ended January 2, 2021. As of January 2, 2021, the Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolving commitment based on the Company's leverage ratio; the fee was 0.125% as of January 2, 2021. Subsequent to the first quarter of fiscal 2021, the Company terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility on January 29, 2021. Refer to Note 15, "Subsequent Event," for further information.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, the Company entered into the Amendment in response to the COVID-19 outbreak, which amends the Credit Agreement, dated as of May 15, 2019. The Amendment modifies certain provisions of the Credit Facility to, among other things, provide for a $138.0 million unsecured delayed draw term loans facility. Term Loans borrowed under the new facility were funded in a single draw on May 4, 2020 and will mature on April 28, 2021. Outstanding Term Loans will bear interest, at the Company’s option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum. The proceeds of the Term Loans were used to prepay outstanding revolving and swing line loans under the Credit Facility and for the general corporate purposes of the Company and its subsidiaries. The $138.0 million of outstanding Term Loans as of January 2, 2021 was subject to a 2.75% per annum interest rate. As previously noted, the Company terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility on January 29, 2021. Refer to Note 15, "Subsequent Event," for further information.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $302.5 million and $299.3 million as of January 2, 2021 and October 3, 2020, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $288.0 million as of January 2, 2021 and October 3, 2020. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive income (loss)" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $5.2 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $106.8 million as of January 2, 2021, and a notional value of $96.8 million as of October 3, 2020. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $5.2 million asset as of January 2, 2021, and a $1.2 million asset as of October 3, 2020.
The Company had additional forward currency exchange contracts outstanding as of January 2, 2021, with a notional value of $31.0 million; there were $15.8 million of such contracts outstanding as of October 3, 2020. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive

Income. The total fair value of these derivatives was a $0.3 million asset as of January 2, 2021, and a less than $0.1 million asset as of October 3, 2020.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 2, 2021	October 3, 2020		January 2, 2021	October 3, 2020
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$5,327	$1,830	Other accrued liabilities	$83	$641

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 2, 2021	October 3, 2020		January 2, 2021	October 3, 2020
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$380	$70	Other accrued liabilities	$55	$58

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) ("OCI(L)") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI(L) on Derivatives
	January 2, 2021	January 4, 2020
Foreign currency forward contracts	$4,159	$2,185

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI(L) into Income
		January 2, 2021	January 4, 2020
Foreign currency forward contracts	Cost of sales	$98	$(27)
Foreign currency forward contracts	Selling and administrative expenses	$6	$(11)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		January 2, 2021	January 4, 2020
Foreign currency forward contracts	Miscellaneous, net	$530	$(410)
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

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of January 2, 2021 and October 3, 2020, by input level:

Fair Value Measurements Using Input Levels Asset (in thousands)
January 2, 2021	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$5,569	$—	$5,569

October 3, 2020
Derivatives
Foreign currency forward contracts	$—	$1,201	$—	$1,201
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three months ended January 2, 2021 was $5.4 million compared to $3.3 million for the three months ended January 4, 2020.
The effective tax rates for the three months ended January 2, 2021 and January 4, 2020 were 13.1% and 9.5%, respectively. The effective tax rate for the three months ended January 2, 2021 increased from the effective tax rate for the three months ended January 4, 2020, primarily due to a net $0.8 million benefit for special tax items during the three months ended January 4, 2020, as well as a change in the geographic distribution of pre-tax book income. The net $0.8 million benefit for special tax items for the three months ended January 4, 2020 was comprised of a $1.9 million benefit related to guidance issued by the U.S. Department of Treasury regarding foreign tax credits, partially offset by $1.1 million of expense for special tax items.
The U.S. Department of Treasury issued final regulations during the quarter that allow tax accounting method changes pertaining to advance payments from customers and revenue recognition. Although the Company does not currently intend to adopt these changes, the Company will continue to assess the potential impact of these regulations as further guidance regarding implementation is issued.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of January 2, 2021. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended January 2, 2021 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended January 2, 2021, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended January 2, 2021 and January 4, 2020 (in thousands, except per share amounts):

	Three Months Ended
	January 2, 2021	January 4, 2020
Net income	$36,199	$31,006
Basic weighted average common shares outstanding	28,861	29,147
Dilutive effect of share-based awards and options outstanding	678	918
Diluted weighted average shares outstanding	29,539	30,065
Earnings per share:
Basic	$1.25	$1.06
Diluted	$1.23	$1.03
For the three months ended January 2, 2021 and January 4, 2020, there were no antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three months ended January 2, 2021 and January 4, 2020 were as follows (in thousands):

	Three Months Ended
	January 2, 2021	January 4, 2020
Finance lease expense:
Amortization of right-of-use assets	$1,016	$1,194
Interest on lease liabilities	1,203	1,291
Operating lease expense	2,752	3,181
Other lease expense	1,253	120
Total	$6,224	$5,786
Based on the nature of the ROU asset, amortization of finance ROU assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the Condensed Consolidated Statements of Comprehensive Income. Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	January 2, 2021	October 3, 2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$36,812	$36,408
Operating lease assets	Operating lease right-of-use assets	71,296	69,879
Total lease assets		$108,108	$106,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$3,039	$2,700
Operating lease liabilities	Other accrued liabilities	9,351	7,724
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	37,323	37,033
Operating lease liabilities	Long-term operating lease liabilities	37,052	36,779
Total lease liabilities		$86,765	$84,236

8.    Share-Based Compensation
The Company recognized $5.3 million and $5.0 million of compensation expense associated with share-based awards for the three months ended January 2, 2021 and January 4, 2020, respectively.
Performance stock units ("PSUs") are payable in shares of the Company's common stock. For PSUs issued in fiscal year 2020 and earlier, the PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the three year performance period, a performance condition. In the first quarter of fiscal 2021, the Company updated the market condition for PSUs based on TSR to the S&P 400 index for all future PSU grants based on TSR. Refer to Exhibit 10.1 for the amended Form of Performance Stock Unit Agreement. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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

10.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The Company operates in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA"). The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three months ended January 2, 2021 and January 4, 2020, respectively, is as follows (in thousands):

	January 2, 2021	January 4, 2020
Net sales:
AMER	$327,567	$353,476
APAC	451,302	451,142
EMEA	78,723	84,477
Elimination of inter-segment sales	(27,237)	(36,686)
	$830,355	$852,409

Operating income (loss):
AMER	$16,482	$12,297
APAC	61,542	62,378
EMEA	(988)	(314)
Corporate and other costs	(30,170)	(34,427)
	$46,866	$39,934
Other income (expense):
Interest expense	$(4,086)	$(4,132)
Interest income	374	645
Miscellaneous, net	(1,518)	(2,173)
Income before income taxes	$41,636	$34,274

	January 2, 2021	October 3, 2020
Total assets:
AMER	$748,699	$759,030
APAC	1,089,148	1,073,951
EMEA	273,628	279,757
Corporate and eliminations	160,583	177,110
	$2,272,058	$2,289,848

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended January 2, 2021 and January 4, 2020 (in thousands):

	Three Months Ended
	January 2, 2021	January 4, 2020
Reserve balance, beginning of period	$6,386	$6,276
Accruals for warranties issued during the period	465	364
Settlements (in cash or in kind) during the period	(1,066)	(776)
Reserve balance, end of period	$5,785	$5,864

12.    Shareholders' Equity
On August 20, 2019, the Board of Directors approved a share repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). During the three months ended January 2, 2021, the Company completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million and at an average price of $72.44. During the three months ended January 4, 2020, the Company repurchased 90,667 shares under this program for $6.3 million at an average price of $69.82 per share.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2021 Program") beginning upon expiration of the Company’s 2019 Program. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. During the three months ended January 2, 2021, the Company repurchased 233,511 shares under this program for $17.5 million at an average price of $74.70 per share. As of January 2, 2021, $82.6 million of authority remained under the 2021 Program. The 2021 Program has no expiration.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables; at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of January 2, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of January 2, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.

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
The Company sold $198.4 million and $227.8 million of trade accounts receivable under these programs, or their predecessors, during the three months ended January 2, 2021 and January 4, 2020, respectively, in exchange for cash proceeds of $197.8 million and $226.6 million, respectively.

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

Disaggregated Revenue
The table below includes the Company’s revenue for the three months ended January 2, 2021 and January 4, 2020, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended January 2, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$122,026	$238,248	$17,768	$378,042
Healthcare/Life Sciences	126,439	154,046	38,828	319,313
Aerospace/Defense	76,980	34,259	21,761	133,000
External revenue	325,445	426,553	78,357	830,355
Inter-segment sales	2,122	24,749	366	27,237
Segment revenue	$327,567	$451,302	$78,723	$857,592

	Three Months Ended January 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Industrial	$119,887	$228,037	$20,076	$368,000
Healthcare/Life Sciences	124,196	149,725	38,366	312,287
Aerospace/Defense	105,489	43,249	23,384	172,122
External revenue	349,572	421,011	81,826	852,409
Inter-segment sales	3,904	30,131	2,651	36,686
Segment revenue	$353,476	$451,142	$84,477	$889,095
(1) During the three months ended January 2, 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.
For the three months ended January 2, 2021 and January 4, 2020, approximately 91%, of the Company's revenue was recognized as control for products and services were transferred over time to customers.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the three months ended January 2, 2021 and January 4, 2020 (in thousands):

	Three Months Ended
	January 2, 2021	January 4, 2020
Contract assets, beginning of period	$113,946	$90,841
Revenue recognized during the period	753,565	772,708
Amounts collected or invoiced during the period	(754,286)	(756,509)
Contract assets, end of period	$113,225	$107,040

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of January 2, 2021 and October 3, 2020 the balance of advance payments from customers that remained in other accrued liabilities was $55.5 million and $55.6 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Subsequent Event
On January 29, 2021 the Company terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility. The Company incurred breakage fees under $0.1 million associated with terminating the Term Loans in advance of maturity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the evolving effect, which may intensify, of COVID-19 on our employees, customers, suppliers, and logistics providers, including the impact of governmental actions being taken to curtail the spread of the virus. Other risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform, any tax law changes as a result of change in U.S. presidential administration, and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors in our fiscal 2020 Form 10-K.

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. We partner with our customers to create the products that build a better world. Since 1979, Plexus has been a dedicated partner to companies by providing global Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost. Plexus is a global leader that specializes in serving customers in industries with highly complex products and demanding regulatory environments. Plexus delivers comprehensive end-to-end solutions in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC") regions for our customers. Our strategy remains consistent and can be summarized in four words: focus, execution, passion and discipline. We engineer innovative solutions for customers in growth markets and focus on partnering with leading global companies in the Industrial, Healthcare/Life Sciences, and Aerospace/Defense sectors. Superior execution is foundational to our differentiation. We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through Operational Excellence. We accomplish Operational Excellence by being united as a team and guided by our values and leadership behaviors. We do the right thing to support our team members, communities and customers. Through our collective passion, we drive purpose to our actions and decisions. Finally, we are committed to delivering shareholder value through a consistent and disciplined financial model.

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the "Risk Factors" section in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and our "Safe Harbor" Cautionary Statement included above.
COVID-19 Update

We continue to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.

The health and safety of our employees is a top priority for us. We have progressively implemented measures to safeguard our employees from the COVID-19 infection and exposure and have made significant efforts to mitigate the effects of regulatory authority restrictions on our operations through a combination of adjustments in our shift patterns, flexible work arrangements, productivity improvements, facility enhancements to support social distancing and optimizing employee capability to work from home. These efforts will continue as requirements change, new risks are identified, and infections impact us. While we have been successful in largely mitigating the effects of the pandemic on our productivity and are currently operating at pre-COVID-19 production capacity globally, the continued spread and resurgence of the COVID-19 virus may make our ability to mitigate the impacts more challenging.

We remain in close contact with our suppliers and our customers to understand the impacts of COVID-19 on their businesses and operations. Suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers, and as such we continue to take steps to validate our suppliers’ ability to deliver to us on time. Our customers have experienced volatility and uncertainty, which has resulted in the need for us to react and respond.

We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the first quarter of fiscal 2021, cash and cash equivalents and restricted cash were $357 million, while debt, finance lease obligations and other financing was $337 million. This included a $138 million unsecured delayed draw term loans facility secured on April 29, 2020 in response to the uncertainties created by the COVID-19 outbreak upon which we subsequently drew the full amount. The $138 million term loan balance was repaid using borrowings from the revolving commitment under the Credit Facility on January 29, 2021, effectively terminating the Term Loans. Refer to Note 15, “Subsequent Event,” in Notes to the Condensed Consolidated Financial Statements for further information. The full amount of our revolving commitment of $350 million remained available for use as of January 2, 2021; however; as previously noted, subsequent to the first quarter of fiscal 2021 we borrowed $138 million from the revolving commitment to repay the Term Loans. Refer to Note 3, "Debt, Finance Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis Liquidity and Capital Resources” in Part I, Item 2 for further information.

See "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, "Our financial condition and results of operations may be materially adversely affected by the ongoing coronavirus (COVID-10) outbreak."

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	January 2, 2021	January 4, 2020
Net sales	$830.4	$852.4
Cost of sales	751.1	773.2
Gross profit	79.3	79.2
Gross margin	9.5%	9.3%
Operating income	46.9	39.9
Operating margin	5.6%	4.7%
Net income	36.2	31.0
Diluted earnings per share	$1.23	$1.03
Return on invested capital*	16.3%	14.7%
Economic return*	8.2%	5.9%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended January 2, 2021, net sales decreased $22.0 million, or 2.6%, as compared to the three months ended January 4, 2020.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors. Beginning in fiscal year 2021, we consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	January 2, 2021	January 4, 2020
Net sales:
AMER	$327.6	$353.5
APAC	451.3	451.1
EMEA	78.7	84.5
Elimination of inter-segment sales	(27.2)	(36.7)
Total net sales	$830.4	$852.4
AMER. Net sales for the three months ended January 2, 2021 in the AMER segment decreased $25.9 million, or 7.3%, as compared to the three months ended January 4, 2020. The decrease in net sales was driven by net decreased customer end-market demand, primarily in the Healthcare/Life Sciences and Aerospace/Defense sectors. The decrease was also driven by reductions in net sales of $6.3 million due to disengagements with customers and $5.8 million due to partial loss of business with a customer. These decreases were partially offset by a $20.0 million increase in production ramps for new customers, partially as a result of COVID-19, and a $13.2 million increase in production ramps of new products for existing customers.
APAC. Net sales for the three months ended January 2, 2021 in the APAC segment increased $0.2 million as compared to the three months ended January 4, 2020. The increase in net sales was driven by a $5.1 million increase in production ramps of new products for existing customers as well as slight net increased customer end-market demand. The increase was partially offset by a $7.0 million decrease in the partial loss of a program with an existing customer.
EMEA. Net sales for the three months ended January 2, 2021 in the EMEA segment decreased $5.8 million, or 6.9%, as compared to the three months ended January 4, 2020. The decrease in net sales was driven by net decreased customer end-market demand.

Our net sales by market sector were as follows (in millions):

	Three Months Ended
	January 2, 2021	January 4, 2020
Net sales:
Industrial	$378.1	$368.0
Healthcare/Life Sciences	319.3	312.3
Aerospace/Defense	133.0	172.1
Total net sales	$830.4	$852.4
Industrial. Net sales for the three months ended January 2, 2021 in the Industrial sector increased $10.1 million, or 2.7%, as compared to the three months ended January 4, 2020. The increase was driven by net increased customer end-market demand inclusive of increased demand driven by COVID-19, partially offset by a decrease of $10.8 million due to disengagements with customers.
Healthcare/Life Sciences. Net sales for the three months ended January 2, 2021 in the Healthcare/Life Sciences sector increased $7.0 million, or 2.2%, as compared to the three months ended January 4, 2020. The increase in net sales was driven by a $17.8 million increase in production ramps of new products for existing customers and a $10.3 million increase in production ramps for a new customer, both inclusive of increased demand as a result of COVID-19. The increase was partially offset by net decreased customer end-market demand inclusive of decreased demand for products associated with elective procedures as a result of COVID-19 and $7.0 million due to the partial loss of a program with an existing customer.
Aerospace/Defense. Net sales for the three months ended January 2, 2021 in the Aerospace/Defense sector decreased $39.1 million, or 22.7%, as compared to the three months ended January 4, 2020. The decrease was driven by net decreased customer end-market demand inclusive of decreased demand driven by COVID-19. The decrease was partially offset by a $9.7 million increase in production ramps for a new customer.
Cost of sales. Cost of sales for the three months ended January 2, 2021 decreased $22.1 million, or 2.9%, as compared to the three months ended January 4, 2020. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three months ended January 2, 2021 and January 4, 2020, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 87% of these costs in both periods were related to material and component costs.
As compared to the three months ended January 4, 2020, the decrease in cost of sales for the three months ended January 2, 2021 was primarily driven by the decrease in net sales and a positive shift in customer mix, partially offset by increases in employee compensation and supplies costs associated with COVID-19.
Gross profit. Gross profit for the three months ended January 2, 2021 increased $0.1 million, or 0.1%, as compared to the three months ended January 4, 2020. Gross margin of 9.5% for the three months ended January 2, 2021 increased 20 basis points as compared to the three months ended January 4, 2020. The primary reasons for the increase in gross margin for the three months ended January 2, 2021 were the positive shift in customer mix and improvements in labor productivity.
Operating income. Operating income for the three months ended January 2, 2021 increased $7.0 million, or 17.5%, as compared to the three months ended January 4, 2020 as a result of the increase in gross profit and the $6.8 million decrease in selling and administrative expenses ("S&A"). The decrease in S&A was primarily due to decreased incentive compensation expenses, reduced travel expenses and recovery of a previously reserved customer receivable. Operating margin of 5.6% increased 90 basis points compared to the three months ended January 4, 2020 primarily due to the increase in gross margin as a result of factors previously discussed and reduction of S&A.

A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended
	January 2, 2021	January 4, 2020
Operating income (loss):
AMER	$16.5	$12.3
APAC	61.5	62.4
EMEA	(1.0)	(0.3)
Corporate and other costs	(30.1)	(34.5)
Total operating income	$46.9	$39.9
AMER. Operating income increased $4.2 million for the three months ended January 2, 2021 as compared to the three months ended January 4, 2020, primarily as a result of improvements in labor productivity and a positive shift in customer mix. This was partially offset by reduced net sales and increased employee compensation and supplies costs associated with COVID-19. In addition, there was a decrease in S&A primarily due to recovery of a previously reserved customer receivable.
APAC. Operating income decreased $0.9 million for the three months ended January 2, 2021 as compared to the three months ended January 4, 2020, primarily as a result of the increase in fixed costs to support new program ramps and an increase in employee compensation and supplies costs associated with COVID-19, partially offset by improvements in labor productivity and a positive shift in customer mix.
EMEA. Operating income decreased $0.7 million for the three months ended January 2, 2021 as compared to the three months ended January 4, 2020 primarily as a result of the decrease in net sales.
Other expense. Other expense for the three months ended January 2, 2021 decreased $0.4 million as compared to the three months ended January 4, 2020. The decrease in other expense for the three months ended January 2, 2021 was primarily due to a decrease of $0.6 million in factoring fees, partially offset by a decrease of $0.3 million in interest income.
Income taxes. Income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended
	January 2, 2021	January 4, 2020
Income tax expense, as reported (GAAP)	$5.4	$3.3
Impact of other special tax items	—	0.8
Income tax expense, as adjusted (non-GAAP) (1)	$5.4	$4.1

	Three Months Ended
	January 2, 2021	January 4, 2020
Effective tax rate, as reported (GAAP)	13.1%	9.5%
Impact of other special tax items	—	2.4
Effective tax rate, as adjusted (non-GAAP) (1)	13.1%	11.9%
(1) We believe the non-GAAP presentation of income tax expense and the effective tax rate excluding special tax items, guidance issued by the U.S. Department of the Treasury and restructuring charges provides additional insight over the change from the comparative reporting periods by isolating the impact of these significant, special items. In addition, we believes that our income tax expense, as adjusted, and effective tax rate, as adjusted, enhance the ability of investors to analyze our operating performance and supplement, but do not replace, our income tax expense and effective tax rate calculated in accordance with U.S. GAAP.
Income tax expense for the three months ended January 2, 2021 was $5.4 million compared to $3.3 million for the three months ended January 4, 2020. The increase is primarily due to an increase in pre-tax book income for the three months ended January 2, 2021. In addition, there was a net $0.8 million benefit for special tax items during the three months ended January 4, 2020. The net $0.8 million benefit for special tax items for the three months ended January 4, 2020 was comprised of a $1.9 million benefit related to guidance issued by the U.S. Department of Treasury regarding foreign tax credits, partially offset by $1.1 million of expense for special tax items.

The U.S. Department of Treasury issued final regulations during the quarter that allow tax accounting method changes pertaining to advance payments from customers and revenue recognition. Although we do not currently intend to adopt these changes, we will continue to assess the potential impact of these regulations as further guidance regarding implementation is issued.
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
The estimated effective income tax rate for fiscal 2021 is expected to be approximately 12.0% to 14.0%.
Net Income. Net income for the three months ended January 2, 2021 increased $5.2 million, or 16.8%, from the three months ended January 4, 2020 to $36.2 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in income tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share for the three months ended January 2, 2021 increased to $1.23 from $1.03 for the three months ended January 4, 2020, primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
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
We review our internal calculation of WACC annually. Our WACC was 8.1% for fiscal year 2021 and 8.8% for fiscal year 2020. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the three months ended January 2, 2021, ROIC of 16.3% reflects an economic return of 8.2%, based on our weighted average cost of capital of 8.1%. For the three months ended January 4, 2020, ROIC of 14.7% reflects an economic return of 5.9%, based on our weighted average cost of capital of 8.8% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return (dollars in millions) for the indicated periods:

	Three Months Ended
	January 2, 2021	January 4, 2020
Adjusted operating income (tax effected)	$163.1	$139.0
Average invested capital	1,002.1	945.4
After-tax ROIC	16.3%	14.7%
WACC	8.1%	8.8%
Economic return	8.2%	5.9%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $356.9 million as of January 2, 2021, as compared to $387.9 million as of October 3, 2020.
As of January 2, 2021, 74% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $59.3 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining six years (in millions):

Remaining 2021	$5.6
2022	5.6
2023	5.6
2024	10.6
2025	14.2
2026	17.7
Total	$59.3
Cash Flows. The following table provides a summary of cash flows (in millions):

	Three Months Ended
	January 2, 2021	January 4, 2020
Cash provided by operating activities	$6.7	$74.7
Cash used in investing activities	(15.8)	(13.4)
Cash used in financing activities	(24.8)	(33.1)
Operating Activities. Cash flows provided by operating activities were $6.7 million for the three months ended January 2, 2021, as compared to $74.7 million for the three months ended January 4, 2020. The decrease was primarily due to cash flow (reductions) improvements of:

•$(88.5) million in accounts payables cash flows driven by decreased purchasing activity as prior purchasing activity provided sufficient inventory to meet current demand.
•$(25.2) million in accounts receivable cash flows, which resulted from the timing of payments and shipments, decreased factoring activity, and the mix of customer payment terms.
•$(9.6) million in other current and non-current liabilities cash flows driven by decreases in advance payments from customers, partially offset by an increase in accrued salaries and wages due to timing of the quarter-end.
•$35.3 million in inventory cash flows driven by inventory management efforts.
•$16.7 million in contract asset cash flows driven by consistent demand from over time customers compared to growing demand in the three months ended January 4, 2020.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	January 2, 2021	January 4, 2020
Days in accounts receivable	53	49
Days in contract assets	12	12
Days in inventory	93	87
Days in accounts payable	(59)	(61)
Days in cash deposits	(19)	(16)
Annualized cash cycle	80	71
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
As of January 2, 2021, annualized cash cycle days increased nine days compared to the three months ended January 4, 2020 due to the following factors:
Days in accounts receivable for the three months ended January 2, 2021 increased four days compared to the three months ended January 4, 2020. The increase is primarily attributable to the timing of customer shipments and payments and mix of customer payment terms, as well as a decrease in factored receivables.
Days in contract assets for the three months ended January 2, 2021 remained flat compared to the three months ended January 4, 2020.
Days in inventory for the three months ended January 2, 2021 increased six days compared to the three months ended January 4, 2020. The increase is primarily attributable to increasing inventory levels to support the ramp of customer programs and longer lead times for certain components due to the COVID-19 outbreak, as well as decreased cost of sales.
Days in accounts payable for the three months ended January 2, 2021 decreased two days compared to the three months ended January 4, 2020. The decrease is primarily attributable to decreased purchasing activity as prior purchasing activity provided sufficient inventory to meet current demand.
Days in cash deposits for the three months ended January 2, 2021 increased three days compared to the three months ended January 4, 2020. The increase was primarily attributable to significant deposits received from 2 customers to cover higher inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $(9.2) million for the three months ended January 2, 2021 compared to $61.0 million for the three months ended January 4, 2020, a decrease of $70.2 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Three Months Ended
	January 2, 2021	January 4, 2020
Cash flows provided by operating activities	$6.7	$74.7
Payments for property, plant and equipment	(15.9)	(13.7)
Free cash flow	$(9.2)	$61.0

Investing Activities. Cash flows used in investing activities were $15.8 million for the three months ended January 2, 2021 compared to $13.4 million for the three months ended January 4, 2020. The increase in cash used in investing activities was due to a $2.2 million increase in capital expenditures, primarily to support new program ramps as well as to replace older equipment.
We estimate funded capital expenditures for fiscal 2021 will be approximately $70.0 million to $85.0 million, of which $15.9 million was utilized through the first three months of fiscal 2021. The remaining fiscal 2021 capital expenditures are anticipated to be used primarily for our expansion in Thailand and to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash or borrowings, if required.
Financing Activities. Cash flows used in financing activities were $24.8 million for the three months ended January 2, 2021 compared to $33.1 million for the three months ended January 4, 2020. The decrease was primarily attributable to a reduction of $33.0 million in repayments on our revolving commitment from the three months ended January 4, 2020. This was partially offset by an increase of $16.4 million in cash used to repurchase our common stock and a $9.1 million decrease in proceeds from the exercise of stock options.
On August 20, 2019, the Board of Directors approved a share repurchase plan under which we are authorized to repurchase $50.0 million of our common stock (the "2019 Program"). During the three months ended January 2, 2021, we completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million at an average price of $72.44 per share. During the three months ended January 4, 2020, we repurchased 90,667 shares under this program for $6.3 million at an average price of $69.82 per share.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $50.0 million of our common stock (the "2021 Program") beginning on expiration of the 2019 program. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. During the three months ended January 2, 2021, we repurchased 233,511 shares under this program for $17.5 million at an average price of 74.70 per share. As of January 2, 2021, $82.6 million of authority remained under the 2021 program. The 2021 Program has no expiration.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of January 2, 2021, we were in compliance with the covenants under the 2018 NPA.
On May 15, 2019, we refinanced our then-existing senior unsecured revolving credit facility by entering into a new five-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. The increase of the maximum facility is not able to be exercised until after termination of the 364 day delayed draw term loans ("Term Loans"), as outlined in Amendment No. 1 to the Credit Agreement (the "Amendment") subsequently discussed. During the three months ended January 2, 2021, the highest daily borrowing was $3.0 million; the average daily borrowings were $0.1 million. We borrowed $3.0 million and repaid $3.0 million of revolving borrowings under the Credit Facility during the three months ended January 2, 2021. As of January 2, 2021, we were in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused revolver credit commitment based on our leverage ratio; the fee was 0.125% as of January 2, 2021. Subsequent to the first quarter of fiscal 2021, we terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility on January 29, 2021. Refer to Note 15, "Subsequent Event," in Notes to the Condensed Consolidated Financial Statements for further information.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, we entered into the Amendment in response to the COVID-19 outbreak, which amends the Credit Agreement, dated as of May 15, 2019. The Amendment modifies certain provisions of the Credit Facility to, among other things, provide for a $138.0 million unsecured delayed draw term loans facility. Term Loans borrowed under the new facility were funded in a single draw on May 4, 2020 and will mature on April 28, 2021. Outstanding Term Loans will bear interest, at our option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum. The proceeds of the Term Loans were used to prepay outstanding revolving and swing line loans under the Credit Facility and for the general corporate purposes of ourselves and our subsidiaries. The $138.0 million of outstanding Term Loans as of January 2, 2021 was subject to a 2.75% per annum interest rate. As previously noted, the we terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility on January 29, 2021. Refer to Note 15, "Subsequent Event," in Notes to the Condensed Consolidated Financial Statements for further information.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of January 2, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of January 2, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
We sold $198.4 million and $227.8 million of trade accounts receivable under these programs during the three months ended January 2, 2021 and January 4, 2020, respectively, in exchange for cash proceeds of $197.8 million and $226.6 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We believe we are positioned with a strong balance sheet as we face the future challenges that may be presented by COVID-19. As of the end of the first quarter of fiscal 2021, cash and cash equivalents and restricted cash were $357 million, while debt, finance lease obligations and other financing were $337 million. This included a $138 million unsecured delayed draw term loans facility secured on April 29, 2020 in response to the uncertainties created by the COVID-19 outbreak upon which we subsequently drew the full amount. The $138 million term loan balance was repaid using borrowings from the revolving commitment under the Credit Facility on January 29, 2021, effectively terminating the Term Loans. Refer to Note 15, “Subsequent Event,” in Notes to the Condensed Consolidated Financial Statements for further information. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2020 Annual Report on Form 10-K. During the first quarter of fiscal 2021, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Basis of Presentation," in Notes to Condensed Consolidated Financial Statements regarding recent accounting new accounting pronouncements.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	January 2, 2021	January 4, 2020
Net Sales	9.8%	10.3%
Total Costs	16.0%	16.0%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of January 2, 2021, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
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
As of January 2, 2021, our only material interest rate risk is associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at our option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on our then-current leverage ratio (as defined in the Credit Agreement). As of January 2, 2021, the borrowing rate under the Credit Agreement was LIBOR plus 1.10%. In addition, the outstanding Term Loans will bear interest, at our option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate plus (subject to a floor of 2.0%) a margin of 0.75% per annum. As of January 2, 2021 the Term Loans were subject to a 2.75% per annum interest rate. Subsequent to the first quarter of fiscal 2021, the Company terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility on January 29, 2021. Refer to Note 15, "Subsequent Event," in the Notes to the Condensed Consolidated Financial Statements for further information. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of January 2, 2021, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2021 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 that have had no material changes.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended January 2, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 4, 2020 - October 31, 2020	134,407	$72.13	134,407	$45,634,079
November 1, 2020 - November 28, 2020	75,052	73.19	75,052	$90,141,345
November 29, 2020 - January 2, 2021	97,612	77.69	97,612	$82,557,505
Total	307,071	$74.16	307,071

(1) On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which we are authorized to repurchase up to $50.0 million of our common stock (the "2019 Program"). The 2019 Program was completed in October 2020. On August 13, 2020, the Board of Directors approved a new stock repurchase plan under which we are authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). The 2021 Program commenced on October 19, 2020, upon completion of the 2019 Program. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. The table above reflects the maximum dollar amount available for purchase under the 2021 Program as of January 2, 2021. The 2021 Program has no expiration.

ITEM 6.    EXHIBITS
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1	Form of Performance Stock Unit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements
101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	February 5, 2021	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	February 5, 2021	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer