Form 10-Q
period 2021-04-03
PLEXUS CORP
filed 2021-05-07
CIK 785786

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
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2021, there were 28,593,983 shares of common stock outstanding.

PLEXUS CORP.

April 3, 2021

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales	$880,885	$767,364	$1,711,240	$1,619,773
Cost of sales	789,883	705,919	1,540,961	1,479,138
Gross profit	91,002	61,445	170,279	140,635
Selling and administrative expenses	38,286	38,233	70,697	77,489
Restructuring and impairment charges	2,029	6,003	2,029	6,003
Operating income	50,687	17,209	97,553	57,143
Other income (expense):
Interest expense	(3,818)	(3,814)	(7,904)	(7,946)
Interest income	390	533	764	1,178
Miscellaneous, net	(825)	154	(2,343)	(2,019)
Income before income taxes	46,434	14,082	88,070	48,356
Income tax expense	4,671	1,156	10,108	4,424
Net income	$41,763	$12,926	$77,962	$43,932
Earnings per share:
Basic	$1.45	$0.44	$2.71	$1.50
Diluted	$1.42	$0.43	$2.65	$1.46
Weighted average shares outstanding:
Basic	28,736	29,291	28,799	29,216
Diluted	29,310	29,925	29,409	29,999
Comprehensive income (loss):
Net income	$41,763	$12,926	$77,962	$43,932
Other comprehensive (loss) income:
Derivative instrument fair value adjustment	(4,556)	(6,539)	(501)	(4,316)
Foreign currency translation adjustments	(3,404)	(7,327)	5,296	(2,123)
Other comprehensive (loss) income	(7,960)	(13,866)	4,795	(6,439)
Total comprehensive income (loss)	$33,803	$(940)	$82,757	$37,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 3, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$294,370	$385,807
Restricted cash	142	2,087
Accounts receivable, net of allowances of $1,675 and $3,597, respectively	508,576	482,086
Contract assets	116,440	113,946
Inventories, net	771,605	763,461
Prepaid expenses and other	36,202	31,772
Total current assets	1,727,335	1,779,159
Property, plant and equipment, net	379,014	383,661
Operating lease right-of-use assets	68,877	69,879
Deferred income taxes	22,351	21,422
Other assets	39,226	35,727
Total non-current assets	509,468	510,689
Total assets	$2,236,803	$2,289,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$50,229	$146,829
Accounts payable	528,363	516,297
Customer deposits	175,099	159,972
Accrued salaries and wages	64,860	76,927
Other accrued liabilities	100,722	103,492
Total current liabilities	919,273	1,003,517
Long-term debt and finance lease obligations, net of current portion	188,730	187,975
Long-term accrued income taxes payable	47,974	53,899
Long-term operating lease liabilities	34,751	36,779
Deferred income taxes payable	7,042	6,433
Other liabilities	25,081	23,765
Total non-current liabilities	303,578	308,851
Total liabilities	1,222,851	1,312,368
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 53,838 and 53,525 shares issued, respectively, and 28,659 and 29,002 shares outstanding, respectively	538	535
Additional paid-in capital	627,176	621,564
Common stock held in treasury, at cost, 25,179 and 24,523 shares, respectively	(986,539)	(934,639)
Retained earnings	1,373,041	1,295,079
Accumulated other comprehensive loss	(264)	(5,059)
Total shareholders’ equity	1,013,952	977,480
Total liabilities and shareholders’ equity	$2,236,803	$2,289,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Common stock - shares outstanding
Beginning of period	28,766	29,222	29,002	29,004
Exercise of stock options and vesting of other share-based awards	242	189	313	498
Treasury shares purchased	(349)	(225)	(656)	(316)
End of period	28,659	29,186	28,659	29,186

Total stockholders' equity, beginning of period	$1,006,959	$908,372	$977,480	$865,576
Common stock - par value
Beginning of period	536	532	535	529
Exercise of stock options and vesting of other share-based awards	2	2	3	5
End of period	538	534	538	534
Additional paid-in capital
Beginning of period	624,859	609,168	621,564	597,401
Share-based compensation expense	6,473	5,779	11,822	10,825
Exercise of stock options and vesting of other share-based awards, including tax withholding	(4,156)	(7,501)	(6,210)	(780)
End of period	627,176	607,446	627,176	607,446
Treasury stock
Beginning of period	(957,410)	(899,577)	(934,639)	(893,247)
Treasury shares purchased	(29,129)	(13,154)	(51,900)	(19,484)
End of period	(986,539)	(912,731)	(986,539)	(912,731)
Retained earnings
Beginning of period	1,331,278	1,208,606	1,295,079	1,178,677
Net income	41,763	12,926	77,962	43,932
Cumulative effect adjustment for adoption of new accounting pronouncement (1)	—	—	—	(1,077)
End of period	1,373,041	1,221,532	1,373,041	1,221,532
Accumulated other comprehensive loss
Beginning of period	7,696	(10,357)	(5,059)	(17,784)
Other comprehensive (loss) income	(7,960)	(13,866)	4,795	(6,439)
End of period	(264)	(24,223)	(264)	(24,223)
Total stockholders' equity, end of period	$1,013,952	$892,558	$1,013,952	$892,558

(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 3, 2021	April 4, 2020
Cash flows from operating activities
Net income	$77,962	$43,932
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30,671	27,938
Deferred income taxes	1,454	2,226
Share-based compensation expense	11,822	10,825
Provision for allowance for doubtful accounts	(2,405)	3,402
Asset impairment charges	—	3,054
Other, net	1,060	(13)
Changes in operating assets and liabilities:
Accounts receivable	(21,955)	21,671
Contract assets	(2,439)	(20,300)
Inventories	(4,689)	(65,662)
Other current and non-current assets	(10,860)	7,619
Accrued income taxes payable	(15,720)	(17,050)
Accounts payable	16,317	41,595
Customer deposits	14,284	(3,049)
Other current and non-current liabilities	(6,643)	(10,780)
Cash flows provided by operating activities	88,859	45,408
Cash flows from investing activities
Payments for property, plant and equipment	(23,149)	(30,679)
Proceeds from sales of property, plant and equipment	201	694
Other, net	(200)	—
Cash flows used in investing activities	(23,148)	(29,985)
Cash flows from financing activities
Borrowings under debt agreements	151,967	335,694
Payments on debt and finance lease obligations	(254,396)	(329,756)
Repurchases of common stock	(51,900)	(19,484)
Proceeds from exercise of stock options	3,303	9,850
Payments related to tax withholding for share-based compensation	(9,510)	(10,625)
Cash flows used in financing activities	(160,536)	(14,321)
Effect of exchange rate changes on cash and cash equivalents	1,443	(68)
Net (decrease) increase in cash and cash equivalents and restricted cash	(93,382)	1,034
Cash and cash equivalents and restricted cash:
Beginning of period	387,894	226,254
End of period	$294,512	$227,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 3, 2021 AND APRIL 4, 2020
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 3, 2021 and October 3, 2020, the results of operations and shareholders' equity for the three and six months ended April 3, 2021 and April 4, 2020, and the cash flows for the same six month periods.
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

2.    Inventories
Inventories as of April 3, 2021 and October 3, 2020 consisted of the following (in thousands):

	April 3, 2021	October 3, 2020
Raw materials	$657,404	$630,833
Work-in-process	46,693	53,602
Finished goods	67,508	79,026
Total inventories, net	$771,605	$763,461
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 3, 2021 and October 3, 2020 were $170.7 million and $154.6 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt, finance lease and other financing obligations as of April 3, 2021 and October 3, 2020, consisted of the following (in thousands):

	April 3, 2021	October 3, 2020
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the revolving commitment	38,000	—
Term Loans, due April 28, 2021	—	138,000
Finance lease and other financing obligations	52,037	48,435
Unamortized deferred financing fees	(1,078)	(1,631)
Total obligations	238,959	334,804
Less: current portion	(50,229)	(146,829)
Long-term debt, finance lease and other financing obligations, net of current portion	$188,730	$187,975
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of April 3, 2021, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the six months ended April 3, 2021, the highest daily borrowing was $148.0 million and the average daily borrowings were $48.2 million. The Company borrowed $151.0 million and repaid $113.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during the six months ended April 3, 2021. As of April 3, 2021, the Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolving commitment based on the Company's leverage ratio; the fee was 0.125% as of April 3, 2021.
To further ensure the Company's ability to meet it working capital and fixed capital requirements, on April 29, 2020, the Company entered into Amendment No. 1 to the Credit Agreement (the "Amendment") in response to the COVID-19 outbreak, which amended the Credit Agreement, dated as of May 15, 2019. The Amendment modified certain provisions of the Credit Facility to, among other things, provide for a 364 day unsecured delayed draw term loans ("Term Loans") for $138.0 million. Term Loans borrowed under the new facility were funded in a single draw on May 4, 2020 and were scheduled to mature on April 28, 2021. On January 29, 2021, the Company terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility. Outstanding Term Loans bore interest, at the Company’s option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $199.6 million and $299.3 million as of April 3, 2021 and October 3, 2020, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $188.0 million and $288.0 million as of April 3, 2021 and October 3, 2020, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $106.7 million as of April 3, 2021, and a notional value of $96.8 million as of October 3, 2020. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.7 million asset as of April 3, 2021, and a $1.2 million asset as of October 3, 2020.
The Company had additional forward currency exchange contracts outstanding as of April 3, 2021, with a notional value of $27.2 million; there were $15.8 million of such contracts outstanding as of October 3, 2020. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The total fair value of these derivatives was a $0.3 million liability as of April 3, 2021, and a less than $0.1 million asset as of October 3, 2020.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 3, 2021	October 3, 2020		April 3, 2021	October 3, 2020
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$843	$1,830	Other accrued liabilities	$155	$641

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 3, 2021	October 3, 2020		April 3, 2021	October 3, 2020
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$90	$70	Other accrued liabilities	$423	$58

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCL on Derivatives
	April 3, 2021	April 4, 2020
Foreign currency forward contracts	$(2,748)	$(6,325)

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain Reclassified from Accumulated OCL into Income	Amount of Gain Reclassified from Accumulated OCL into Income
		April 3, 2021	April 4, 2020
Foreign currency forward contracts	Cost of sales	$1,643	$204
Foreign currency forward contracts	Selling and administrative expenses	$165	$10

Derivatives not designated as hedging instruments	Location of Loss Recognized on Derivatives in Income	Amount of Loss on Derivatives Recognized in Income
		April 3, 2021	April 4, 2020
Foreign currency forward contracts	Miscellaneous, net	$(233)	$(223)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	April 3, 2021	April 4, 2020
Foreign currency forward contracts	$1,411	$(4,140)

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		April 3, 2021	April 4, 2020
Foreign currency forward contracts	Cost of sales	$1,741	$177
Foreign currency forward contracts	Selling and administrative expenses	$171	$(1)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		April 3, 2021	April 4, 2020
Foreign currency forward contracts	Miscellaneous, net	$297	$(633)
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of April 3, 2021 and October 3, 2020, by input level:

Fair Value Measurements Using Input Levels Asset (in thousands)
April 3, 2021	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$355	$—	$355

October 3, 2020
Derivatives
Foreign currency forward contracts	$—	$1,201	$—	$1,201
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and six months ended April 3, 2021 was $4.7 million and $10.1 million, respectively, compared to $1.2 million and $4.4 million for the three and six months ended April 4, 2020, respectively.
The effective tax rates for the three and six months ended April 3, 2021 was 10.1% and 11.5%, respectively, compared to the effective tax rates of 8.2% and 9.1% for the three and six months ended April 4, 2020. The effective tax rate for the three and six months ended April 3, 2021 increased from the effective tax rate for the three and six months ended April 4, 2020, primarily due to a net $0.8 million benefit for special tax items during the three months ended January 4, 2020, as well as a change in the geographic distribution of pre-tax book income for the three and six months ended April 3, 2021. The increase in the effective tax rate was partially offset by a tax benefit of $0.9 million recognized for the three months ended April 3, 2021 related to the release of a full valuation allowance for a jurisdiction within the EMEA segment related to a settlement of an income tax audit.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of April 3, 2021. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended April 3, 2021 was not material.

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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended April 3, 2021, the Company released a full valuation allowance for a jurisdiction within the EMEA segment related to the settlement of an income tax audit. The Company continues to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 3, 2021 and April 4, 2020 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net income	$41,763	$12,926	$77,962	$43,932
Basic weighted average common shares outstanding	28,736	29,291	28,799	29,216
Dilutive effect of share-based awards and options outstanding	574	634	610	783
Diluted weighted average shares outstanding	29,310	29,925	29,409	29,999
Earnings per share:
Basic	$1.45	$0.44	$2.71	$1.50
Diluted	$1.42	$0.43	$2.65	$1.46
For the three and six months ended April 3, 2021, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
For the three and six months ended April 4, 2020, share-based awards for approximately 0.3 million and 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and six months and ended April 3, 2021 and April 4, 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Finance lease expense:
Amortization of right-of-use assets	$2,135	$1,075	$3,151	$2,269
Interest on lease liabilities	1,237	1,211	2,440	2,502
Operating lease expense	2,697	2,898	5,449	6,079
Other lease expense	1,266	1,139	2,519	1,259
Total	$7,335	$6,323	$13,559	$12,109

Based on the nature of the ROU asset, amortization of finance ROU assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses, and interest on finance lease liabilities is recorded within interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss). Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	April 3, 2021	October 3, 2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$41,157	$36,408
Operating lease assets	Operating lease right-of-use assets	68,877	69,879
Total lease assets		$110,034	$106,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$5,270	$2,700
Operating lease liabilities	Other accrued liabilities	9,314	7,724
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	38,265	37,033
Operating lease liabilities	Long-term operating lease liabilities	34,751	36,779
Total lease liabilities		$87,600	$84,236

8.    Share-Based Compensation
The Company recognized $6.5 million and $11.8 million of compensation expense associated with share-based awards for the three and six months ended April 3, 2021, respectively, and $5.8 million and $10.8 million for the three and six months ended April 4, 2020, respectively.
Performance stock units ("PSUs") are payable in shares of the Company's common stock. For PSUs issued in fiscal year 2020 and earlier, the PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the three year performance period, a performance condition. In the first quarter of fiscal 2021, the Company updated the market condition for PSUs based on TSR to the S&P 400 index for all future PSU grants, including those granted in 2021. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. The number of shares that may be issued pursuant to PSU grants that have not fully vested ranges from zero to 0.4 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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

10.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The Company operates in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA"). The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, restructuring and impairment charges and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three and six months ended April 3, 2021 and April 4, 2020, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales:
AMER	$364,697	$334,454	$692,264	$687,930
APAC	458,872	387,845	910,174	838,987
EMEA	83,322	74,003	162,045	158,480
Elimination of inter-segment sales	(26,006)	(28,938)	(53,243)	(65,624)
	$880,885	$767,364	$1,711,240	$1,619,773

Operating income (loss):
AMER	$26,203	$289	$42,685	$12,586
APAC	58,112	49,874	119,654	112,252
EMEA	(1,618)	(544)	(2,606)	(858)
Corporate and other expenses	(32,010)	(32,410)	(62,180)	(66,837)
	$50,687	$17,209	$97,553	$57,143
Other income (expense):
Interest expense	$(3,818)	$(3,814)	$(7,904)	$(7,946)
Interest income	390	533	764	1,178
Miscellaneous, net	(825)	154	(2,343)	(2,019)
Income before income taxes	$46,434	$14,082	$88,070	$48,356

	April 3, 2021	October 3, 2020
Total assets:
AMER	$773,337	$759,030
APAC	1,085,492	1,073,951
EMEA	271,193	279,757
Corporate and eliminations	106,781	177,110
	$2,236,803	$2,289,848

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended April 3, 2021 and April 4, 2020 (in thousands):

	Six Months Ended
	April 3, 2021	April 4, 2020
Reserve balance, beginning of period	$6,386	$6,276
Accruals for warranties issued during the period	967	1,554
Settlements (in cash or in kind) during the period	(1,747)	(1,466)
Reserve balance, end of period	$5,606	$6,364

12.    Shareholders' Equity
On August 20, 2019, the Board of Directors approved a share repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). During the six months ended April 3, 2021, the Company completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million and at an average price of $72.44. During the three months ended April 4, 2020, the Company repurchased 224,564 shares under this program for $13.2 million at an average price of $58.57 per share. During the six months ended April 4, 2020, the Company repurchased 315,231 shares under this program for $19.5 million at an average price of $61.81.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2021 Program") beginning upon expiration of the Company’s 2019 Program. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. During the three months ended April 3, 2021, the Company repurchased 349,297 shares under this program for $29.1 million at an average price of $83.39 per share. During the six months ended April 3, 2021, the Company repurchased 582,808 shares under this program for $46.6 million at an average price of $79.91. As of April 3, 2021, $53.4 million of authority remained under the 2021 Program. The 2021 Program has no expiration.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables; at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 3, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of April 3, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The contract length terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the period of the sale.
The Company sold $195.6 million and $188.3 million of trade accounts receivable under these programs, or their predecessors, during the three months ended April 3, 2021 and April 4, 2020, respectively, in exchange for cash proceeds of $195.1 million and $187.4 million, respectively.
The Company sold $394.0 million and $416.1 million of trade accounts receivable under these programs, or their predecessors, during the six months ended April 3, 2021 and April 4, 2020, respectively, in exchange for cash proceeds of $392.9 million and $414.0 million, respectively.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and six months ended April 3, 2021 and April 4, 2020, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended April 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$131,341	$255,537	$20,040	$406,918
Healthcare/Life Sciences	155,027	149,863	44,877	349,767
Aerospace/Defense	75,188	31,320	17,692	124,200
External revenue	361,556	436,720	82,609	880,885
Inter-segment sales	3,141	22,152	713	26,006
Segment revenue	$364,697	$458,872	$83,322	$906,891

	Three Months Ended April 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Industrial	$118,088	$202,576	$18,234	$338,898
Healthcare/Life Sciences	117,143	118,033	35,804	270,980
Aerospace/Defense	96,197	42,933	18,356	157,486
External revenue	331,428	363,542	72,394	767,364
Inter-segment sales	3,026	24,303	1,609	28,938
Segment revenue	$334,454	$387,845	$74,003	$796,302
(1) During the three months ended January 2, 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.

	Six Months Ended April 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$253,367	$493,785	$37,808	$784,960
Healthcare/Life Sciences	281,466	303,909	83,705	669,080
Aerospace/Defense	152,168	65,579	39,453	257,200
External revenue	687,001	863,273	160,966	1,711,240
Inter-segment sales	5,263	46,901	1,079	53,243
Segment revenue	$692,264	$910,174	$162,045	$1,764,483

	Six Months Ended April 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Industrial	$237,975	$430,613	$38,310	$706,898
Healthcare/Life Sciences	241,339	267,758	74,170	583,267
Aerospace/Defense	201,686	86,182	41,740	329,608
External revenue	681,000	784,553	154,220	1,619,773
Inter-segment sales	6,930	54,434	4,260	65,624
Segment revenue	$687,930	$838,987	$158,480	$1,685,397
(1) During the three months ended January 2, 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.

For the three and six months ended April 3, 2021, approximately 92% and 91%, respectively, of the Company's revenue was recognized as control for products and services were transferred over time to customers. For the three and six months ended April 4, 2020, approximately 90% of the Company's revenue was recognized as control for products and services were transferred over time to customers.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the six months ended April 3, 2021 and April 4, 2020 (in thousands):

	Six Months Ended
	April 3, 2021	April 4, 2020
Contract assets, beginning of period	$113,946	$90,841
Revenue recognized during the period	1,559,878	1,460,580
Amounts collected or invoiced during the period	(1,557,384)	(1,440,144)
Contract assets, end of period	$116,440	$111,277

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of April 3, 2021 and October 3, 2020 the balance of advance payments from customers that remained in other accrued liabilities was $60.5 million and $55.6 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the Company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
Restructuring and impairment charges incurred in the Company's EMEA and AMER segments, in the periods presented, primarily relate to the reductions-in-force and the previously announced closure of our Boulder Design Center. These charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income (Loss). Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
For the three and six months ended April 3, 2021, the Company incurred restructuring and impairment charges of $2.0 million, which consisted of severance from the reduction of the Company's workforce primarily in the EMEA region.
For the three and six months ended April 4, 2020, the Company incurred restructuring and impairment charges of $6.0 million, which consisted of the following:
•$3.1 million of fixed asset and operating right-of-use asset impairment at the Company's Boulder Design Center; and
•$2.9 million of severance from the reduction of the Company's workforce primarily at the Boulder Design Center.
The Company recognized a tax benefit of $0.2 million related to restructuring charges in the three and six months ended April 3, 2021 and $0.6 million related to restructuring charges in the three and six months ended April 4, 2020.
The Company's restructuring accrual activity for the three months ended April 3, 2021 and April 4, 2020 is included in the table below (in thousands):

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, January 2, 2021	$—	$22	$22
Restructuring and Impairment Charges	—	2,029	2,029
Amounts utilized	—	(440)	(440)
Accrual balance, April 3, 2021	$—	$1,611	$1,611

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, January 4, 2020	$—	$447	$447
Restructuring and Impairment Charges	3,054	2,949	6,003
Amounts utilized	(3,054)	(2,049)	(5,103)
Accrual balance, April 4, 2020	$—	$1,347	$1,347

There was no material restructuring activity for the three months ended January 2, 2021 or January 4, 2020.
The restructuring accrual balance for the three months ended April 3, 2021 is expected to be utilized by the end of the fourth quarter of fiscal 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the evolving effect, which may intensify, of COVID-19 on our employees, customers, suppliers, and logistics providers, including the impact of governmental actions being taken to curtail the spread of the virus. Other risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform, any tax law changes as a result of change in U.S. presidential administration, and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors in our fiscal 2020 Form 10-K and any subsequently filed Form 10-Q.

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

The health and safety of our employees is a top priority for us. We have progressively implemented measures to safeguard our employees from the COVID-19 infection and exposure and have made significant efforts to mitigate the effects of regulatory authority restrictions on our operations through a combination of adjustments in our shift patterns, flexible work arrangements, productivity improvements, facility enhancements to support social distancing and optimizing employee capability to work from home. These efforts will continue as requirements change, new risks are identified, and infections impact us. We have recently experienced an increase in labor shortages due to COVID-19 quarantines, particularly in Malaysia, as the virus continues to spread. While we have been successful in largely mitigating the effects of the pandemic on our productivity, the continued spread and resurgence of the COVID-19 virus may make our ability to mitigate the impacts more challenging.

We remain in close contact with our suppliers and our customers to understand the impacts of COVID-19 on their businesses and operations. Our suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers as a result of COVID-19. We have experienced, and may continue to experience, an inability to procure certain components and materials on a timely basis as a result of the COVID-19 outbreak. We continue to take steps to validate our suppliers’ ability to deliver to us on time. Our customers have experienced volatility and uncertainty, which has resulted in the need for us to react and respond.

We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the second quarter of fiscal 2021, cash and cash equivalents and restricted cash were $295 million, while debt, finance lease obligations and other financing were $239 million. Borrowings under our Credit Facility as of April 3, 2021 were $38 million, leaving $312 million of our revolving commitment of $350 million available for use as of April 3, 2021.

See "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, "Our financial condition and results of operations may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak."

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales	$880.9	$767.4	$1,711.2	$1,619.8
Cost of sales	789.9	705.9	1,541.0	1,479.1
Gross profit	91.0	61.4	170.3	140.6
Gross margin	10.3%	8.0%	10.0%	8.7%
Operating income	50.7	17.2	97.6	57.1
Operating margin	5.8%	2.2%	5.7%	3.5%
Net income	41.8	12.9	78.0	43.9
Diluted earnings per share	$1.42	$0.43	$2.65	$1.46
Return on invested capital*			17.3%	11.4%
Economic return*			9.2%	2.6%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended April 3, 2021, net sales increased $113.5 million, or 14.8%, as compared to the three months ended April 4, 2020. For the six months ended April 3, 2021, net sales increased $91.4 million, or 5.6%, as compared to the six months ended April 4, 2020.
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
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales:
AMER	$364.7	$334.4	$692.3	$687.9
APAC	458.9	387.9	910.2	839.0
EMEA	83.3	74.0	162.0	158.5
Elimination of inter-segment sales	(26.0)	(28.9)	(53.3)	(65.6)
Total net sales	$880.9	$767.4	$1,711.2	$1,619.8
AMER. Net sales for the three months ended April 3, 2021 in the AMER segment increased $30.3 million, or 9.1%, as compared to the three months ended April 4, 2020. The increase in net sales was driven by a $28.0 million increase in production ramps for new customers, partially inclusive of increased demand as a result of COVID-19, and a $15.7 million increase in production ramps of new products for existing customers. These increases were partially offset by net decreased customer end-market demand, primarily with commercial aerospace customers in the Aerospace/Defense sector.
During the six months ended April 3, 2021, net sales in the AMER segment increased $4.4 million, or 0.6%, as compared to the six months ended April 4, 2020. The increase in net sales was driven by a $48.1 million increase in production ramps for new customers, partially inclusive of increased demand as a result of COVID-19, and a $28.8 million increase in production ramps of new products for existing customers. These increases were mostly offset by net decreased customer end-market demand, primarily with commercial aerospace customers in the Aerospace/Defense sector, and a reduction in net sales of $13.8 million due to disengagements with customers.

APAC. Net sales for the three months ended April 3, 2021 in the APAC segment increased $71.0 million, or 18.3%, as compared to the three months ended April 4, 2020. The increase in net sales was driven by an increase in customer end-market demand as well as a $5.1 million increase in production ramps of new products for an existing customer.
During the six months ended April 3, 2021, net sales in the APAC segment increased $71.2 million, or 8.5%, as compared to the six months ended April 4, 2020. The increase in net sales was driven by an increase in customer end-market demand as well as a $12.9 million increase in production ramps of new products for existing customers. The increase was partially offset by a $6.0 million decrease in the partial loss of a program with an existing customer and a $5.0 million decrease in an end-of-life product.
EMEA. Net sales for the three months ended April 3, 2021 in the EMEA segment increased $9.3 million, or 12.6%, as compared to the three months ended April 4, 2020. The increase in net sales was driven by net increased customer end-market demand.
During the six months ended April 3, 2021, net sales in the EMEA segment increased $3.5 million, or 2.2%, as compared to the six months ended April 4, 2020. The increase in net sales was driven by net increased customer end-market demand.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales:
Industrial	$406.9	$338.9	$785.0	$706.9
Healthcare/Life Sciences	349.8	271.0	669.0	583.3
Aerospace/Defense	124.2	157.5	257.2	329.6
Total net sales	$880.9	$767.4	$1,711.2	$1,619.8
Industrial. Net sales for the three months ended April 3, 2021 in the Industrial sector increased $68.0 million, or 20.1%, as compared to the three months ended April 4, 2020. The increase was driven by net increased customer end-market demand and an $8.3 million increase in production ramps of new products for existing customers.
During the six months ended April 3, 2021, net sales in the Industrial sector increased $78.1 million, or 11.0%, as compared to the six months ended April 4, 2020. The increase was driven by net increased customer end-market demand and a $9.9 million increase in production ramps of new products for existing customers. These increases were partially offset by a decrease of $11.4 million due to disengagements with customers.
Healthcare/Life Sciences. Net sales for the three months ended April 3, 2021 in the Healthcare/Life Sciences sector increased $78.8 million, or 29.1%, as compared to the three months ended April 4, 2020. The increase was driven by net increased customer end-market demand, inclusive of increased demand as a result of COVID-19, an $18.0 million increase in production ramps of new products for existing customers and a $15.9 million increase in production ramps for a new customer, inclusive of increased demand as a result of COVID-19.
During the six months ended April 3, 2021, net sales in the Healthcare/Life Sciences sector increased $85.7 million, or 14.7%, as compared to the six months ended April 4, 2020. The increase was driven by net increased customer end-market demand, inclusive of increased demand as a result of COVID-19, a $32.5 million increase in production ramps of new products for existing customers and a $26.2 million increase in production ramps for a new customer, inclusive of increased demand as a result of COVID-19. These increases are partially offset by $6.0 million due to the partial loss of a program with an existing customer.
Aerospace/Defense. Net sales for the three months ended April 3, 2021 in the Aerospace/Defense sector decreased $33.3 million, or 21.1%, as compared to the three months ended April 4, 2020. The decrease was driven by net decreased customer end-market demand primarily with commercial aerospace customers due to COVID-19. The decrease was partially offset by an $8.2 million increase in production ramps for a new customer.
During the six months ended April 3, 2021, net sales in the Aerospace/Defense sector decreased $72.4 million, or 22.0%, as compared to the six months ended April 4, 2020. The decrease was driven by net decreased customer end-market demand primarily with commercial aerospace customers due to COVID-19. The decrease was partially offset by an $18.0 million increase in production ramps for a new customer.

Cost of sales. Cost of sales for the three months ended April 3, 2021 increased $84.0 million, or 11.9%, as compared to the three months ended April 4, 2020, while cost of sales for the six months ended April 3, 2021 increased $61.9 million, or 4.2%, as compared to the six months ended April 4, 2020. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and six months ended April 3, 2021 and April 4, 2020, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 88% of these costs for the three and six months ended April 3, 2021, 86% for the three months ended April 4, 2020 and 87% for the six months ended April 4, 2020, were related to material and component costs.
The increase in cost of sales for the three and six months ended April 3, 2021 compared to the three and six months ended April 4, 2020 was primarily driven by the increase in net sales and an increase in fixed costs. These increases were partially offset by an improvement in labor productivity, a decrease in employee compensation and supplies costs associated with COVID-19, and a decrease in travel and healthcare costs.
Gross profit. Gross profit for the three months ended April 3, 2021 increased $29.6 million, or 48.2%, as compared to the three months ended April 4, 2020. Gross profit for the six months ended April 3, 2021 increased $29.7 million, or 21.1%, as compared to the six months ended April 4, 2020. Gross margin of 10.3% for the three months ended April 3, 2021 increased 230 basis points while gross margin of 10.0% for the six months ended April 3, 2021 increased 130 basis points as compared to the three and six months ended April 4, 2020, respectively. The primary reasons for the increase in gross margin for the three and six months ended April 3, 2021 were the improvements in labor productivity, as well as a decrease in travel and healthcare costs.
Operating income. Operating income for the three months ended April 3, 2021 increased $33.5 million, or 194.8%, as compared to the three months ended April 4, 2020 as a result of the increase in gross profit and a decrease in selling and administrative expenses ("S&A"). The decrease in S&A was primarily due to the decrease in restructuring and impairment charges, a decrease in bad debt expense, and a decrease in travel and healthcare costs. This was partially offset by an increase in incentive compensation expenses. Operating margin of 5.8% increased 360 basis points compared to the three months ended April 4, 2020 primarily due to the increase in gross margin as a result of factors previously discussed and reduction of S&A.
Operating income for the six months ended April 3, 2021 increased $40.5 million, or 70.9%, as compared to the six months ended April 4, 2020 as a result of the increase in gross profit and a decrease in S&A. The decrease in S&A was primarily due to a decrease in bad debt expense, a decrease in restructuring and impairment charges, and a decrease in travel and healthcare costs. This was partially offset by an increase in incentive compensation expenses. Operating margin of 5.7% increased 220 basis points compared to the six months ended April 4, 2020 primarily due to the increase in gross margin as a result of factors previously discussed and reduction of S&A.
A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Operating income (loss):
AMER	$26.2	$0.3	$42.7	$12.6
APAC	58.2	49.9	119.7	112.3
EMEA	(1.6)	(0.6)	(2.6)	(0.9)
Corporate and other costs	(32.1)	(32.4)	(62.2)	(66.9)
Total operating income	$50.7	$17.2	$97.6	$57.1
AMER. Operating income increased $25.9 million for the three months ended April 3, 2021 as compared to the three months ended April 4, 2020, primarily as a result of increased net sales, a positive shift in customer mix and improvements in labor productivity. In addition, there was a decrease in costs associated with COVID-19, including employee compensation and supplies costs, as well as a decrease in S&A primarily due to a decrease in bad debt expense.
During the six months ended April 3, 2021, operating income in the AMER segment increased $30.1 million as compared to the six months ended April 4, 2020, primarily as a result of a positive shift in customer mix, improvements in labor productivity, increased net sales, reduced fixed costs and a decrease in S&A primarily due to a decrease in bad debt expense.
APAC. Operating income increased $8.3 million for the three months ended April 3, 2021 as compared to the three months ended April 4, 2020, primarily as a result of increased net sales, improvements in labor productivity and a decrease in costs associated with COVID-19, including employee compensation and supplies costs. This was partially offset by a negative shift in customer mix and an increase in fixed costs to support new program ramps.
During the six months ended April 3, 2021, operating income in the APAC segment increased $7.4 million as compared to the six months ended April 4, 2020, primarily as a result of increased net sales, improvements in labor productivity, a decrease in costs associated with COVID-19, including employee compensation and supplies costs. This was partially offset by a negative shift in customer mix and an increase in fixed costs to support new program ramps.
EMEA. Operating income decreased $1.0 million for the three months ended April 3, 2021 as compared to the three months ended April 4, 2020, primarily as a result of an increase in fixed costs to support new program ramps.
During the six months ended April 3, 2021, operating income in the EMEA segment decreased $1.7 million as compared to the six months ended April 4, 2020, primarily as a result of a decrease in labor productivity and an increase in fixed costs to support new program ramps.
Other expense. Other expense for the three months ended April 3, 2021 increased $1.1 million as compared to the three months ended April 4, 2020. The increase in other expense for the three months ended April 3, 2021 was primarily due to the impact of foreign exchange volatility, which resulted in a foreign exchange loss of $0.2 million during the three months ended April 3, 2021 as compared to a $1.0 million foreign exchange gain during the three months ended April 4, 2020.
Other expense for the six months ended April 3, 2021 increased $0.7 million as compared to the six months ended April 4, 2020. The increase in other expense for the six months ended April 3, 2021 was primarily due to the impact of foreign exchange volatility, which resulted in a foreign exchange loss of $1.2 million during the six months ended April 3, 2021 as compared to a $0.1 million foreign exchange gain during the six months ended April 4, 2020, partially offset by a decrease of $1.0 million in factoring fees.
Income taxes. Income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Income tax expense, as reported (GAAP)	$4.7	$1.2	$10.1	$4.4
Restructuring and impairment charges	0.2	0.6	0.2	0.6
Impact of other special tax items	—	—	—	0.8
Income tax expense, as adjusted (non-GAAP) (1)	$4.9	$1.8	$10.3	$5.8

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Effective tax rate, as reported (GAAP)	10.1%	8.2%	11.5%	9.1%
Restructuring and impairment charges	—	0.7	—	0.8
Impact of other special tax items	—	—	—	0.9
Effective tax rate, as adjusted (non-GAAP) (1)	10.1%	8.9%	11.5%	10.8%
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
Income tax expense for the three and six months ended April 3, 2021 was $4.7 million and $10.1 million, respectively, compared to $1.2 million and $4.4 million for the three and six months ended April 4, 2020, respectively. The increase is primarily due to an increase in pre-tax book income for the three and six months ended April 3, 2021. The increase is partially offset by a tax benefit of $0.9 million recognized for the three months ended April 3, 2021 related to the release of a full valuation allowance for a jurisdiction within the EMEA segment related to a settlement of an income tax audit. In addition, there was a net $0.8 million benefit for special tax items during the six months ended April 4, 2020.
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
Net Income. Net income for the three months ended April 3, 2021 increased $28.9 million, or 224.0%, from the three months ended April 4, 2020 to $41.8 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in income tax expense as previously discussed.
Net income for the six months ended April 3, 2021 increased $34.1 million, or 77.7%, from the six months ended April 4, 2020 to $78.0 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in income tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share for the three months ended April 3, 2021 increased to $1.42 from $0.43 for the three months ended April 4, 2020, primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
Diluted earnings per share for the six months ended April 3, 2021 increased to $2.65 from $1.46 for the six months ended April 4, 2020, primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
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
We review our internal calculation of WACC annually. Our WACC was 8.1% for fiscal year 2021 and 8.8% for fiscal year 2020. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the six months ended April 3, 2021, ROIC of 17.3% reflects an economic return of 9.2%, based on our weighted average cost of capital of 8.1%. For the six months ended April 4, 2020, ROIC of 11.4% reflects an economic return of 2.6%, based on our weighted average cost of capital of 8.8% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return (dollars in millions) for the indicated periods:

	Six Months Ended
	April 3, 2021	April 4, 2020
Adjusted operating income (tax effected)	$173.3	$109.9
Average invested capital	1,002.3	964.9
ROIC	17.3%	11.4%
WACC	8.1%	8.8%
Economic return	9.2%	2.6%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $294.5 million as of April 3, 2021, as compared to $387.9 million as of October 3, 2020.
As of April 3, 2021, 88% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $53.6 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining six years (in millions):

Remaining 2021	$—
2022	5.6
2023	5.6
2024	10.6
2025	14.2
2026	17.6
Total	$53.6
Cash Flows. The following table provides a summary of cash flows (in millions):

	Six Months Ended
	April 3, 2021	April 4, 2020
Cash provided by operating activities	$88.9	$45.4
Cash used in investing activities	(23.1)	(30.0)
Cash used in financing activities	(160.5)	(14.3)
Operating Activities. Cash flows provided by operating activities were $88.9 million for the six months ended April 3, 2021, as compared to $45.4 million for the six months ended April 4, 2020. The increase was primarily due to the increase in net income, as well as cash flow improvements (reductions) of:

•$61.0 million in inventory cash flows driven by inventory management efforts, as well as stabilizing inventory levels for the six months ended April 3, 2021 compared to the six months ended April 4, 2020. For the six months ended April 4, 2020, we had increasing inventory levels to support the ramp of customer programs and longer lead times for certain components due to the COVID-19 outbreak.
•$17.9 million in contract asset cash flows driven by consistent demand from over time customers compared to growing demand in the six months ended April 4, 2020.
•$17.3 million in customer deposit cash flows driven by significant deposits received from three customers offset by a significant deposit reduction from one customer in the current year.
•$(43.6) million in accounts receivable cash flows, which resulted from the increase in net sales.
•$(25.3) million in accounts payables cash flows driven by decreased purchasing activity as prior purchasing activity provided sufficient inventory to meet current demand.
•$(18.5) million in other current and noncurrent asset cash flows driven by an increase in prepaid expenses and miscellaneous receivables.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 3, 2021	April 4, 2020
Days in accounts receivable	52	55
Days in contract assets	12	13
Days in inventory	89	99
Days in accounts payable	(61)	(62)
Days in cash deposits	(20)	(18)
Annualized cash cycle	72	87
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
As of April 3, 2021, annualized cash cycle days decreased fifteen days compared to the three months ended April 4, 2020 due to the following factors:
Days in accounts receivable for the three months ended April 3, 2021 decreased three days compared to the three months ended April 4, 2020. The decrease is primarily attributable to the timing of customer shipments and payments and mix of customer payment terms.
Days in contract assets for the three months ended April 3, 2021 decreased one day compared to the three months ended April 4, 2020. The decrease is primarily attributable to increased net sales.
Days in inventory for the three months ended April 3, 2021 decreased ten days compared to the three months ended April 4, 2020. The decrease is primarily attributable to increased net sales and continued inventory management.
Days in accounts payable for the three months ended April 3, 2021 decreased one day compared to the three months ended April 4, 2020. The decrease is primarily attributable to decreased purchasing activity as prior purchasing activity provided sufficient inventory to meet current demand.
Days in cash deposits for the three months ended April 3, 2021 increased two days compared to the three months ended April 4, 2020. The increase was primarily attributable to significant deposits received from three customers to cover higher inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $65.7 million for the six months ended April 3, 2021 compared to $14.7 million for the six months ended April 4, 2020, an increase of $51.0 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Six Months Ended
	April 3, 2021	April 4, 2020
Cash flows provided by operating activities	$88.9	$45.4
Payments for property, plant and equipment	(23.2)	(30.7)
Free cash flow	$65.7	$14.7

Investing Activities. Cash flows used in investing activities were $23.1 million for the six months ended April 3, 2021 compared to $30.0 million for the six months ended April 4, 2020. The decrease in cash used in investing activities was due to a $7.5 million decrease in capital expenditures, primarily due to the construction of a second manufacturing facility in Guadalajara during the six months ended April 4, 2020.
We estimate funded capital expenditures for fiscal 2021 will be approximately $70.0 million to $85.0 million, of which $23.2 million was utilized through the first six months of fiscal 2021. The remaining fiscal 2021 capital expenditures are anticipated to be used primarily for our manufacturing footprint expansion in Thailand and to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations and may be supplemented by available cash or borrowings, if required.
Financing Activities. Cash flows used in financing activities were $160.5 million for the six months ended April 3, 2021 compared to $14.3 million for the six months ended April 4, 2020. The increase was primarily attributable to the repayment of the $138 million term loan, an increase of $32.4 million in cash used to repurchase our common stock and a $6.5 million decrease in proceeds from the exercise of stock options. This was partially offset by an increase of $32.0 million in net borrowings on our revolving commitment from the six months ended April 4, 2020.
On August 20, 2019, the Board of Directors approved a share repurchase plan under which we are authorized to repurchase $50.0 million of our common stock (the "2019 Program"). During the three months ended January 2, 2021, we completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million at an average price of $72.44 per share. During the three months ended April 4, 2020, we repurchased 224,564 shares under this program for $13.2 million at an average price of $58.57 per share. During the six months ended April 4, 2020, we repurchased 315,231 shares under this program for $19.5 million at an average price of $61.81.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $50.0 million of our common stock (the "2021 Program") beginning on expiration of the 2019 program. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. During the three months ended April 3, 2021, we repurchased 349,297 shares under this program for $29.1 million at an average price of $83.39 per share. During the six months ended April 3, 2021, we repurchased 582,808 shares under this program for $46.6 million at an average price of $79.91. As of April 3, 2021, $53.4 million of authority remained under the 2021 program. The 2021 Program has no expiration.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of April 3, 2021, we were in compliance with the covenants under the 2018 NPA.
On May 15, 2019, we refinanced our then-existing senior unsecured revolving credit facility by entering into a new five-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During the six months ended April 3, 2021, the highest daily borrowing was $148.0 million; the average daily borrowings were $48.2 million. We borrowed $151.0 million and repaid $113.0 million of revolving borrowings under the Credit Facility during the six months ended April 3, 2021. As of April 3, 2021, we were in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused revolver credit commitment based on our leverage ratio; the fee was 0.125% as of April 3, 2021.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, we entered into Amendment No. 1 to the Credit Agreement (the "Amendment") in response to the COVID-19 outbreak, which amended the Credit Agreement, dated as of May 15, 2019. The Amendment modified certain provisions of the Credit Facility to, among other things, provide for a 364 day unsecured delayed draw term loans ("Term Loans") for $138.0 million. Term Loans borrowed under the new facility were funded in a single draw on May 4, 2020 and were scheduled to mature on April 28, 2021. On January 29, 2021, we terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from our revolving commitment under the Credit Facility. Outstanding Term Loans bore interest, at our option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum.
The Credit Agreement and the 2018 NPA allow for the future payment of cash dividends or the repurchase of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases above those already authorized, a special cash dividend or recurring cash dividends.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 3, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of April 3, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The contract length terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
We sold $195.6 million and $188.3 million of trade accounts receivable under these programs during the three months ended April 3, 2021 and April 4, 2020, respectively, in exchange for cash proceeds of $195.1 million and $187.4 million, respectively.
The Company sold $394.0 million and $416.1 million of trade accounts receivable under these programs, or their predecessors, during the six months ended April 3, 2021 and April 4, 2020, respectively, in exchange for cash proceeds of $392.9 million and $414.0 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We believe we are positioned with a strong balance sheet as we face the future challenges that may be presented by COVID-19. As of the end of the second quarter of fiscal 2021, cash and cash equivalents and restricted cash were $295 million, while debt, finance lease obligations and other financing were $239 million. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2020 Annual Report on Form 10-K. During the second quarter of fiscal 2021, there were no material changes.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	April 3, 2021	April 4, 2020
Net Sales	10.4%	11.0%
Total Costs	15.2%	15.7%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of April 3, 2021, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer. We cannot predict changes in interest rates, including the impacts on interest rates related to the COVID-19 outbreak.
As of April 3, 2021, our only material interest rate risk is associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at our option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on our then-current leverage ratio (as defined in the Credit Agreement). As of April 3, 2021, the borrowing rate under the Credit Agreement was LIBOR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of April 3, 2021, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2021, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended April 3, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 3, 2021 - January 30, 2021	81,673	$81.20	81,673	$75,295,631
January 31, 2021 - February 27, 2021	157,754	81.09	157,754	63,133,461
February 28, 2021 - April 3, 2021	109,870	88.33	109,870	53,428,468
Total	349,297	$83.39	349,297

(1) On August 13, 2020, the Board of Directors approved a new stock repurchase plan under which we are authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. The 2021 Program commenced upon completion of the stock repurchase plan approved by the Board of Directors on August 20, 2019, pursuant to which the Company was authorized to repurchase $50.0 million of its common stock. The 2021 Program has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2021 Program as of April 3, 2021.

ITEM 6.    EXHIBITS
The list of exhibits is included below:

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements
101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	May 7, 2021	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	May 7, 2021	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer