Form 10-Q
period 2021-07-03
PLEXUS CORP
filed 2021-08-06
CIK 785786

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
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3 2021, there were 28,250,321 shares of common stock outstanding.

PLEXUS CORP.

July 3, 2021

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$814,387	$857,394	$2,525,627	$2,477,167
Cost of sales	740,337	774,513	2,281,298	2,253,651
Gross profit	74,050	82,881	244,329	223,516
Selling and administrative expenses	36,439	37,028	107,136	114,517
Restructuring and impairment charges	1,238	—	3,267	6,003
Operating income	36,373	45,853	133,926	102,996
Other income (expense):
Interest expense	(3,190)	(3,988)	(11,094)	(11,934)
Interest income	308	368	1,072	1,546
Miscellaneous, net	(579)	(600)	(2,922)	(2,619)
Income before income taxes	32,912	41,633	120,982	89,989
Income tax expense	5,303	5,791	15,411	10,215
Net income	$27,609	$35,842	$105,571	$79,774
Earnings per share:
Basic	$0.97	$1.23	$3.68	$2.73
Diluted	$0.95	$1.20	$3.60	$2.66
Weighted average shares outstanding:
Basic	28,529	29,199	28,708	29,210
Diluted	29,068	29,793	29,298	29,936
Comprehensive income:
Net income	$27,609	$35,842	$105,571	$79,774
Other comprehensive income (loss):
Derivative instrument fair value adjustment	(1,218)	3,178	(1,719)	(1,138)
Foreign currency translation adjustments	1,434	5,586	6,730	3,463
Other comprehensive income	216	8,764	5,011	2,325
Total comprehensive income	$27,825	$44,606	$110,582	$82,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 3, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$303,255	$385,807
Restricted cash	4,242	2,087
Accounts receivable, net of allowances of $1,623 and $3,597, respectively	469,352	482,086
Contract assets	114,022	113,946
Inventories, net	874,718	763,461
Prepaid expenses and other	46,151	31,772
Total current assets	1,811,740	1,779,159
Property, plant and equipment, net	380,545	383,661
Operating lease right-of-use assets	66,838	69,879
Deferred income taxes	25,015	21,422
Other assets	37,299	35,727
Total non-current assets	509,697	510,689
Total assets	$2,321,437	$2,289,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$60,468	$146,829
Accounts payable	579,571	516,297
Customer deposits	179,831	159,972
Accrued salaries and wages	67,943	76,927
Other accrued liabilities	113,746	103,492
Total current liabilities	1,001,559	1,003,517
Long-term debt and finance lease obligations, net of current portion	187,690	187,975
Long-term accrued income taxes payable	47,974	53,899
Long-term operating lease liabilities	33,193	36,779
Deferred income taxes payable	6,475	6,433
Other liabilities	24,096	23,765
Total non-current liabilities	299,428	308,851
Total liabilities	1,300,987	1,312,368
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 53,848 and 53,525 shares issued, respectively, and 28,377 and 29,002 shares outstanding, respectively	538	535
Additional paid-in capital	633,151	621,564
Common stock held in treasury, at cost, 25,471 and 24,523 shares, respectively	(1,013,841)	(934,639)
Retained earnings	1,400,650	1,295,079
Accumulated other comprehensive loss	(48)	(5,059)
Total shareholders’ equity	1,020,450	977,480
Total liabilities and shareholders’ equity	$2,321,437	$2,289,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Common stock - shares outstanding
Beginning of period	28,659	29,186	29,002	29,004
Exercise of stock options and vesting of other share-based awards	10	28	323	526
Treasury shares purchased	(292)	—	(948)	(316)
End of period	28,377	29,214	28,377	29,214

Total stockholders' equity, beginning of period	$1,013,952	$892,558	$977,480	$865,576
Common stock - par value
Beginning of period	538	534	535	529
Exercise of stock options and vesting of other share-based awards	—	—	3	5
End of period	538	534	538	534
Additional paid-in capital
Beginning of period	627,176	607,446	621,564	597,401
Share-based compensation expense	5,860	6,542	17,682	17,367
Exercise of stock options and vesting of other share-based awards, including tax withholding	115	1,115	(6,095)	335
End of period	633,151	615,103	633,151	615,103
Treasury stock
Beginning of period	(986,539)	(912,731)	(934,639)	(893,247)
Treasury shares purchased	(27,302)	—	(79,202)	(19,484)
End of period	(1,013,841)	(912,731)	(1,013,841)	(912,731)
Retained earnings
Beginning of period	1,373,041	1,221,532	1,295,079	1,178,677
Net income	27,609	35,842	105,571	79,774
Cumulative effect adjustment for adoption of new accounting pronouncement (1)	—	—	—	(1,077)
End of period	1,400,650	1,257,374	1,400,650	1,257,374
Accumulated other comprehensive loss
Beginning of period	(264)	(24,223)	(5,059)	(17,784)
Other comprehensive income	216	8,764	5,011	2,325
End of period	(48)	(15,459)	(48)	(15,459)
Total stockholders' equity, end of period	$1,020,450	$944,821	$1,020,450	$944,821

(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 3, 2021	July 4, 2020
Cash flows from operating activities
Net income	$105,571	$79,774
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	45,785	42,216
Deferred income taxes	(1,032)	2,560
Share-based compensation expense and related charges	18,047	17,367
Provision for allowance for doubtful accounts	(2,405)	3,155
Asset impairment charges	—	3,054
Other, net	1,538	491
Changes in operating assets and liabilities:
Accounts receivable	18,134	(32,299)
Contract assets	(66)	(25,224)
Inventories	(107,066)	(116,810)
Other current and non-current assets	(19,161)	1,758
Accrued income taxes payable	(14,533)	(15,202)
Accounts payable	62,315	111,634
Customer deposits	18,871	32,962
Other current and non-current liabilities	5,514	(12,917)
Cash flows provided by operating activities	131,512	92,519
Cash flows from investing activities
Payments for property, plant and equipment	(34,384)	(41,223)
Proceeds from sales of property, plant and equipment	244	886
Other, net	(200)	(200)
Cash flows used in investing activities	(34,340)	(40,537)
Cash flows from financing activities
Borrowings under debt agreements	242,687	595,240
Payments on debt and finance lease obligations	(336,536)	(554,077)
Debt issuance costs	—	(699)
Repurchases of common stock	(79,202)	(19,484)
Proceeds from exercise of stock options	3,555	10,965
Payments related to tax withholding for share-based compensation	(9,647)	(10,625)
Cash flows (used in) provided by financing activities	(179,143)	21,320
Effect of exchange rate changes on cash and cash equivalents	1,574	87
Net (decrease) increase in cash and cash equivalents and restricted cash	(80,397)	73,389
Cash and cash equivalents and restricted cash:
Beginning of period	387,894	226,254
End of period	$307,497	$299,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 3, 2021 AND JULY 4, 2020
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 3, 2021 and October 3, 2020, the results of operations and shareholders' equity for the three and nine months ended July 3, 2021 and July 4, 2020, and the cash flows for the same nine month periods.
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

2.    Inventories
Inventories as of July 3, 2021 and October 3, 2020 consisted of the following (in thousands):

	July 3, 2021	October 3, 2020
Raw materials	$754,762	$630,833
Work-in-process	44,397	53,602
Finished goods	75,559	79,026
Total inventories, net	$874,718	$763,461
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 3, 2021 and October 3, 2020 were $175.4 million and $154.6 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt, finance lease and other financing obligations as of July 3, 2021 and October 3, 2020, consisted of the following (in thousands):

	July 3, 2021	October 3, 2020
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the revolving commitment	50,000	—
Term Loans, due April 28, 2021	—	138,000
Finance lease and other financing obligations	49,164	48,435
Unamortized deferred financing fees	(1,006)	(1,631)
Total obligations	248,158	334,804
Less: current portion	(60,468)	(146,829)
Long-term debt, finance lease and other financing obligations, net of current portion	$187,690	$187,975
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of July 3, 2021, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the nine months ended July 3, 2021, the highest daily borrowing was $148.0 million and the average daily borrowings were $59.8 million. The Company borrowed $243.0 million and repaid $193.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during the nine months ended July 3, 2021. As of July 3, 2021, the Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolving commitment based on the Company's leverage ratio; the fee was 0.10% as of July 3, 2021.
To further ensure the Company's ability to meet its working capital and fixed capital requirements, on April 29, 2020, the Company entered into Amendment No. 1 to the Credit Agreement (the "Amendment") in response to the COVID-19 outbreak, which amended the Credit Agreement, dated as of May 15, 2019. The Amendment modified certain provisions of the Credit Facility to, among other things, provide for a 364 day unsecured delayed draw term loans ("Term Loans") for $138.0 million. Term Loans borrowed under the new facility were funded in a single draw on May 4, 2020 and were scheduled to mature on April 28, 2021. On January 29, 2021, the Company terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility. Outstanding Term Loans bore interest, at the Company’s option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $212.0 million and $299.3 million as of July 3, 2021 and October 3, 2020, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $200.0 million and $288.0 million as of July 3, 2021 and October 3, 2020, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $0.5 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $107.2 million as of July 3, 2021, and a notional value of $96.8 million as of October 3, 2020. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.5 million liability as of July 3, 2021, and a $1.2 million asset as of October 3, 2020.
The Company had additional forward currency exchange contracts outstanding as of July 3, 2021, with a notional value of $30.4 million; there were $15.8 million of such contracts outstanding as of October 3, 2020. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $0.3 million liability as of July 3, 2021, and a less than $0.1 million asset as of October 3, 2020.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 3, 2021	October 3, 2020		July 3, 2021	October 3, 2020
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$506	$1,830	Other accrued liabilities	$1,036	$641

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 3, 2021	October 3, 2020		July 3, 2021	October 3, 2020
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$36	$70	Other accrued liabilities	$369	$58

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	July 3, 2021	July 4, 2020
Foreign currency forward contracts	$164	$1,990

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		July 3, 2021	July 4, 2020
Foreign currency forward contracts	Cost of sales	$1,290	$(1,102)
Foreign currency forward contracts	Selling and administrative expenses	$92	$(86)

Derivatives not designated as hedging instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		July 3, 2021	July 4, 2020
Foreign currency forward contracts	Miscellaneous, net	$83	$166

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	July 3, 2021	July 4, 2020
Foreign currency forward contracts	$1,575	$(2,150)

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		July 3, 2021	July 4, 2020
Foreign currency forward contracts	Cost of sales	$3,031	$(925)
Foreign currency forward contracts	Selling and administrative expenses	$263	$(87)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		July 3, 2021	July 4, 2020
Foreign currency forward contracts	Miscellaneous, net	$380	$(467)
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
The following table lists the fair values of liabilities and assets of the Company’s derivatives as of July 3, 2021 and October 3, 2020, by input level:

Fair Value Measurements Using Input Levels (Liability)/Asset (in thousands)
July 3, 2021	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(863)	$—	$(863)

October 3, 2020
Derivatives
Foreign currency forward contracts	$—	$1,201	$—	$1,201
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and nine months ended July 3, 2021 was $5.3 million and $15.4 million, respectively, compared to $5.8 million and $10.2 million for the three and nine months ended July 4, 2020, respectively.
The effective tax rates for the three and nine months ended July 3, 2021 were 16.1% and 12.7%, respectively, compared to the effective tax rates of 13.9% and 11.4% for the three and nine months ended July 4, 2020. The effective tax rate for the three and nine months ended July 3, 2021 increased from the effective tax rate for the three and nine months ended July 4, 2020, primarily due to the geographic distribution of pre-tax book income and a net $0.8 million benefit for special tax items during the three months ended January 4, 2020.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of July 3, 2021. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended July 3, 2021 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended July 3, 2021, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 3, 2021 and July 4, 2020 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net income	$27,609	$35,842	$105,571	$79,774
Basic weighted average common shares outstanding	28,529	29,199	28,708	29,210
Dilutive effect of share-based awards and options outstanding	539	594	590	726
Diluted weighted average shares outstanding	29,068	29,793	29,298	29,936
Earnings per share:
Basic	$0.97	$1.23	$3.68	$2.73
Diluted	$0.95	$1.20	$3.60	$2.66
For the three and nine months ended July 3, 2021, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
For the three and nine months ended July 4, 2020, share-based awards for approximately 0.3 million and 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and nine months and ended July 3, 2021 and July 4, 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Finance lease expense:
Amortization of right-of-use assets	$1,541	$951	$4,692	$3,220
Interest on lease liabilities	1,229	1,236	3,669	3,738
Operating lease expense	2,697	2,898	8,146	8,977
Other lease expense	1,024	957	3,543	2,216
Total	$6,491	$6,042	$20,050	$18,151
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
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	July 3, 2021	October 3, 2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$39,655	$36,408
Operating lease assets	Operating lease right-of-use assets	66,838	69,879
Total lease assets		$106,493	$106,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,753	$2,700
Operating lease liabilities	Other accrued liabilities	9,130	7,724
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	37,355	37,033
Operating lease liabilities	Long-term operating lease liabilities	33,193	36,779
Total lease liabilities		$84,431	$84,236

8.    Share-Based Compensation
The Company recognized $6.3 million and $18.1 million of compensation expense associated with share-based awards for the three and nine months ended July 3, 2021, respectively, and $6.6 million and $17.4 million for the three and nine months ended July 4, 2020, respectively.
Performance stock units ("PSUs") are payable in shares of the Company's common stock. For PSUs issued in fiscal year 2020 and earlier, the PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the performance period of three years, a performance condition. In the first quarter of fiscal 2021, the Company updated the market condition for PSUs based on TSR to the S&P 400 index for all future PSU grants, including those granted in 2021. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. The number of shares that may be issued pursuant to PSU grants that have not fully vested ranges from zero to 0.4 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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
Information about the Company’s three reportable segments for the three and nine months ended July 3, 2021 and July 4, 2020, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales:
AMER	$318,898	$305,941	$1,011,162	$993,871
APAC	446,915	482,267	1,357,089	1,321,254
EMEA	76,519	91,846	238,564	250,326
Elimination of inter-segment sales	(27,945)	(22,660)	(81,188)	(88,284)
	$814,387	$857,394	$2,525,627	$2,477,167

Operating income (loss):
AMER	$9,191	$8,516	$51,876	$21,102
APAC	57,068	66,297	176,722	178,549
EMEA	58	1,115	(2,548)	257
Corporate and other expenses	(29,944)	(30,075)	(92,124)	(96,912)
	$36,373	$45,853	$133,926	$102,996
Other income (expense):
Interest expense	$(3,190)	$(3,988)	$(11,094)	$(11,934)
Interest income	308	368	1,072	1,546
Miscellaneous, net	(579)	(600)	(2,922)	(2,619)
Income before income taxes	$32,912	$41,633	$120,982	$89,989

	July 3, 2021	October 3, 2020
Total assets:
AMER	$756,076	$759,030
APAC	1,188,842	1,073,951
EMEA	270,103	279,757
Corporate and eliminations	106,416	177,110
	$2,321,437	$2,289,848

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended July 3, 2021 and July 4, 2020 (in thousands):

	Nine Months Ended
	July 3, 2021	July 4, 2020
Reserve balance, beginning of period	$6,386	$6,276
Accruals for warranties issued during the period	2,102	2,323
Settlements (in cash or in kind) during the period	(2,434)	(1,712)
Reserve balance, end of period	$6,054	$6,887

12.    Shareholders' Equity
On August 20, 2019, the Board of Directors approved a share repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). During the nine months ended July 3, 2021, the Company completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million and at an average price of $72.44. During the three months ended July 4, 2020, the Company had no share repurchases under the 2019 Program. During the nine months ended July 4, 2020, the Company repurchased 315,231 shares under this program for $19.5 million at an average price of $61.81 per share.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2021 Program") beginning upon expiration of the Company’s 2019 Program. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. During the three months ended July 3, 2021, the Company repurchased 291,898 shares under this program for $27.3 million at an average price of $93.53 per share. During the nine months ended July 3, 2021, the Company repurchased 874,706 shares under this program for $73.9 million at an average price of $84.45 per share. As of July 3, 2021, $26.1 million of authority remained under the 2021 Program. The 2021 Program has no expiration.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables; at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 3, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of July 3, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The contract length terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
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
The Company sold $180.6 million and $189.9 million of trade accounts receivable under these programs, or their predecessors, during the three months ended July 3, 2021 and July 4, 2020, respectively, in exchange for cash proceeds of $180.1 million and $189.4 million, respectively.
The Company sold $574.6 million and $606.0 million of trade accounts receivable under these programs, or their predecessors, during the nine months ended July 3, 2021 and July 4, 2020, respectively, in exchange for cash proceeds of $573.0 million and $603.4 million, respectively.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and nine months ended July 3, 2021 and July 4, 2020, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended July 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$109,672	$243,121	$19,126	$371,919
Healthcare/Life Sciences	143,033	144,874	36,529	324,436
Aerospace/Defense	64,038	33,614	20,380	118,032
External revenue	316,743	421,609	76,035	814,387
Inter-segment sales	2,155	25,306	484	27,945
Segment revenue	$318,898	$446,915	$76,519	$842,332

	Three Months Ended July 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Industrial	$112,741	$253,127	$20,391	$386,259
Healthcare/Life Sciences	106,130	172,441	51,503	330,074
Aerospace/Defense	85,277	36,979	18,805	141,061
External revenue	304,148	462,547	90,699	857,394
Inter-segment sales	1,793	19,720	1,147	22,660
Segment revenue	$305,941	$482,267	$91,846	$880,054
(1) During the three months ended January 2, 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.

	Nine Months Ended July 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$363,039	$736,906	$56,934	$1,156,879
Healthcare/Life Sciences	424,499	448,783	120,234	993,516
Aerospace/Defense	216,206	99,193	59,833	375,232
External revenue	1,003,744	1,284,882	237,001	2,525,627
Inter-segment sales	7,418	72,207	1,563	81,188
Segment revenue	$1,011,162	$1,357,089	$238,564	$2,606,815

	Nine Months Ended July 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Industrial	$350,716	$683,740	$58,701	$1,093,157
Healthcare/Life Sciences	347,469	440,199	125,673	913,341
Aerospace/Defense	286,963	123,161	60,545	470,669
External revenue	985,148	1,247,100	244,919	2,477,167
Inter-segment sales	8,723	74,154	5,407	88,284
Segment revenue	$993,871	$1,321,254	$250,326	$2,565,451
(1) During the three months ended January 2, 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.
For the three and nine months ended July 3, 2021, approximately 91% of the Company's revenue was recognized as control for products and services were transferred over time to customers. For the three and nine months ended July 4, 2020, approximately 90% of the Company's revenue was recognized as control for products and services were transferred over time to customers.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the nine months ended July 3, 2021 and July 4, 2020 (in thousands):

	Nine Months Ended
	July 3, 2021	July 4, 2020
Contract assets, beginning of period	$113,946	$90,841
Revenue recognized during the period	2,303,287	2,233,243
Amounts collected or invoiced during the period	(2,303,211)	(2,207,642)
Contract assets, end of period	$114,022	$116,442

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of July 3, 2021 and October 3, 2020 the balance of advance payments from customers that remained in other accrued liabilities was $74.9 million and $55.6 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the Company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
Restructuring and impairment charges incurred in fiscal 2021 in the Company's EMEA and AMER segments primarily relate to the reductions-in-force. For fiscal 2020, restructuring and impairment charges incurred in the AMER segment primarily relate to the closure of the Boulder Design Center. These charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
For the three months ended July 3, 2021, the Company incurred restructuring charges of $1.2 million, which consisted of severance from the reduction of the Company's workforce primarily in the AMER region. For the nine months ended July 3, 2021, the Company incurred restructuring charges of $3.3 million, which consisted of severance from the reduction of the Company's workforce primarily in the AMER and EMEA regions.
For the three months ended July 4, 2020, no restructuring and impairment charges were incurred. For the nine months ended July 4, 2020, the Company incurred restructuring and impairment charges of $6.0 million, which consisted of the following:
•$3.1 million of fixed asset and operating right-of-use asset impairment at the Company's Boulder Design Center; and
•$2.9 million of severance from the reduction of the Company's workforce primarily at the Boulder Design Center in fiscal 2020.
The Company recognized a tax benefit of $0.1 million and $0.3 million related to restructuring charges in the three and nine months ended July 3, 2021, respectively, and $0.6 million related to restructuring charges in the nine months ended July 4, 2020.
The Company's restructuring accrual activity for the three and nine months ended July 3, 2021 and July 4, 2020 is included in the table below (in thousands):

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, January 2, 2021	$—	$22	$22
Restructuring and Impairment Charges	—	2,029	2,029
Amounts utilized	—	(440)	(440)
Accrual balance, April 3, 2021	$—	$1,611	$1,611
Restructuring and Impairment Charges	—	1,238	1,238
Amounts utilized	—	(1,997)	(1,997)
Accrual balance, July 3, 2021	$—	$852	$852

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, January 4, 2020	$—	$447	$447
Restructuring and Impairment Charges	3,054	2,949	6,003
Amounts utilized	(3,054)	(2,049)	(5,103)
Accrual balance, April 4, 2020	$—	$1,347	$1,347
Restructuring and Impairment Charges	—	—	—
Amounts utilized	—	(1,089)	(1,089)
Accrual balance, July 4, 2020	$—	$258	$258
There was no material restructuring activity for the three months ended January 2, 2021 or January 4, 2020.
The restructuring accrual balance for the three months ended July 3, 2021 is expected to be utilized by the end of the fourth quarter of fiscal 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the evolving effect, which may intensify, of COVID-19 on our employees, customers, suppliers, and logistics providers, including the impact of governmental actions being taken to curtail the spread of the virus, particularly in the key geography of Malaysia. Other risks and uncertainties include, but are not limited to: the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform, any tax law changes as a result of change in U.S. presidential administration, and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors in our fiscal 2020 Form 10-K and any subsequently filed Form 10-Q.

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. We partner with our customers to create the products that build a better world. Since 1979, Plexus has been a dedicated partner to companies by providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost. Plexus is a global leader that specializes in serving customers in industries with highly complex products and demanding regulatory environments. Plexus delivers comprehensive end-to-end solutions in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC") regions for our customers. Our strategy remains consistent and can be summarized in four words: focus, execution, passion and discipline. We engineer innovative solutions for customers in growth markets and focus on partnering with leading companies in the Industrial, Healthcare/Life Sciences, and Aerospace/Defense sectors. Superior execution is foundational to our differentiation. We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through Operational Excellence. We accomplish Operational Excellence by being united as a team and guided by our values and leadership behaviors. We do the right thing to support our team members, communities and customers. Through our collective passion, we drive purpose to our actions and decisions. Finally, we are committed to delivering shareholder value through a consistent and disciplined financial model.

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

We have continued to experience an increase in labor shortages due to COVID-19 quarantines or workforce curtailments, particularly in Malaysia, as the virus continues to spread. During our third quarter of fiscal 2021, workforce curtailments and restrictions implemented in Malaysia, that remained in effect as of the end of the quarter, contributed to the inability to meeting previously issued quarterly guidance. While we have been successful in largely mitigating the effects of the pandemic on our productivity, the continued spread and resurgence of the COVID-19 virus may make our ability to mitigate the impacts more challenging.

We remain in close contact with our suppliers and our customers to understand the impacts of COVID-19 on their businesses and operations. Our suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers as a result of COVID-19. We have experienced, and may continue to experience, an inability to procure certain components and materials on a timely basis as a result of the COVID-19 outbreak. We continue to take steps to validate our suppliers’ ability to deliver to us on time, but anticipate that the extended lead times may require us to make additional investments in inventory to satisfy customer demand. Our customers have experienced volatility and uncertainty, which has resulted in the need for us to react and respond.

We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the third quarter of fiscal 2021, cash and cash equivalents and restricted cash were $307 million, while debt, finance lease obligations and other financing were $248 million. Borrowings under our Credit Facility as of July 3, 2021 were $50 million, leaving $300 million of our revolving commitment of $350 million available for use as of July 3, 2021.

See "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, including "Our financial condition and results of operations may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak."

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$814.4	$857.4	$2,525.6	$2,477.2
Cost of sales	740.3	774.5	2,281.3	2,253.7
Gross profit	74.1	82.9	244.3	223.5
Gross margin	9.1%	9.7%	9.7%	9.0%
Operating income	36.4	45.9	133.9	103.0
Operating margin	4.5%	5.3%	5.3%	4.2%
Net income	27.6	35.8	105.6	79.8
Diluted earnings per share	$0.95	$1.20	$3.60	$2.66
Return on invested capital*			15.9%	12.9%
Economic return*			7.8%	4.1%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended July 3, 2021, net sales decreased $43.0 million, or 5.0%, as compared to the three months ended July 4, 2020. For the nine months ended July 3, 2021, net sales increased $48.4 million, or 2.0%, as compared to the nine months ended July 4, 2020.
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
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales:
AMER	$318.9	$306.0	$1,011.2	$993.9
APAC	446.9	482.3	1,357.1	1,321.3
EMEA	76.5	91.8	238.5	250.3
Elimination of inter-segment sales	(27.9)	(22.7)	(81.2)	(88.3)
Total net sales	$814.4	$857.4	$2,525.6	$2,477.2
AMER. Net sales for the three months ended July 3, 2021 in the AMER segment increased $12.9 million, or 4.2%, as compared to the three months ended July 4, 2020. The increase in net sales was driven by an $18.3 million increase in production ramps for new customers, partially inclusive of increased demand as a result of COVID-19. The increase was partially offset by a $4.0 million decrease for an end-of-life product.
During the nine months ended July 3, 2021, net sales in the AMER segment increased $17.3 million, or 1.7%, as compared to the nine months ended July 4, 2020. The increase in net sales was driven by a $69.9 million increase in production ramps for new customers, partially inclusive of increased demand as a result of COVID-19, and a $20.9 million increase in production ramps of new products for existing customers. These increases were partially offset by net decreased customer end-market demand, primarily with commercial aerospace customers in the Aerospace/Defense sector, a reduction in net sales of $11.9 million due to disengagements with customers and a $5.0 million decrease for an end-of-life product.
APAC. Net sales for the three months ended July 3, 2021 in the APAC segment decreased $35.4 million, or 7.3%, as compared to the three months ended July 4, 2020. The decrease in net sales was driven by a net decrease in customer end-market demand, partially inclusive of decreased demand as a result of COVID-19. The decrease was also driven by reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the region as well as a $5.0 million decrease for end-of-life products.
During the nine months ended July 3, 2021, net sales in the APAC segment increased $35.8 million, or 2.7%, as compared to the nine months ended July 4, 2020. The increase in net sales was driven by a net increase in customer end-market, partially inclusive of decreased demand as a result of COVID-19, as well as a $16.0 million increase in production ramps of new products for existing customers. The increase was partially offset by a $6.0 million decrease in the partial loss of a program with an existing customer, a $4.6 million decrease for an end-of-life product and reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the region.
EMEA. Net sales for the three months ended July 3, 2021 in the EMEA segment decreased $15.3 million, or 16.7%, as compared to the three months ended July 4, 2020. The decrease in net sales was driven by a $13.3 million decrease for an end-of-life product as a result of COVID-19.
During the nine months ended July 3, 2021, net sales in the EMEA segment decreased $11.8 million, or 4.7%, as compared to the nine months ended July 4, 2020. The decrease in net sales was driven by a $13.3 million decrease for an end-of-life product as a result of COVID-19, partially offset by net increased customer end-market demand.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales:
Industrial	$371.9	$386.2	$1,156.9	$1,093.1
Healthcare/Life Sciences	324.5	330.1	993.5	913.4
Aerospace/Defense	118.0	141.1	375.2	470.7
Total net sales	$814.4	$857.4	$2,525.6	$2,477.2
Industrial. Net sales for the three months ended July 3, 2021 in the Industrial sector decreased $14.3 million, or 3.7%, as compared to the three months ended July 4, 2020. The decrease was driven by net decreased customer end-market demand as well as reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the APAC region, partially offset by an $8.1 million increase in production ramps for new customers.
During the nine months ended July 3, 2021, net sales in the Industrial sector increased $63.8 million, or 5.8%, as compared to the nine months ended July 4, 2020. The increase was driven by net increased customer end-market demand, a $14.9 million increase in production ramps for new customers and a $6.6 million increase in production ramps of new products for existing customers. These increases were partially offset by a decrease of $15.4 million due to disengagements with customers as well as reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the APAC region.
Healthcare/Life Sciences. Net sales for the three months ended July 3, 2021 in the Healthcare/Life Sciences sector decreased $5.6 million, or 1.7%, as compared to the three months ended July 4, 2020. The decrease was driven by a $22.3 million decrease for end-of-life products, partially as a result of COVID-19, as well as reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the APAC region. This decrease was partially offset by net increased customer end-market demand and a $6.1 million increase in production ramps for a new customer, both inclusive of increased demand as a result of COVID-19.
During the nine months ended July 3, 2021, net sales in the Healthcare/Life Sciences sector increased $80.1 million, or 8.8%, as compared to the nine months ended July 4, 2020. The increase was driven by net increased customer end-market demand and a $32.3 million increase in production ramps for a new customer, both inclusive of increased demand as a result of COVID-19, as well as a $31.6 million increase in production ramps of new products for existing customers. These increases are partially offset by a $23.1 million decrease for end-of-life products, partially as a result of COVID-19, a $6.0 million decrease due to the partial loss of a program with an existing customer and reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the APAC region.
Aerospace/Defense. Net sales for the three months ended July 3, 2021 in the Aerospace/Defense sector decreased $23.1 million, or 16.4%, as compared to the three months ended July 4, 2020. The decrease was driven by net decreased customer end-market demand primarily with commercial aerospace customers due to COVID-19. The decrease was partially offset by a $6.6 million increase in production ramps for new customers.

During the nine months ended July 3, 2021, net sales in the Aerospace/Defense sector decreased $95.5 million, or 20.3%, as compared to the nine months ended July 4, 2020. The decrease was driven by net decreased customer end-market demand primarily with commercial aerospace customers due to COVID-19. The decrease was partially offset by a $28.6 million increase in production ramps for new customers.
Cost of sales. Cost of sales for the three months ended July 3, 2021 decreased $34.2 million, or 4.4%, as compared to the three months ended July 4, 2020, while cost of sales for the nine months ended July 3, 2021 increased $27.6 million, or 1.2%, as compared to the nine months ended July 4, 2020. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and nine months ended July 3, 2021 and the nine months ended July 4, 2020, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. For the three months ended July 4, 2020, approximately 90% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 87% to 88% of these costs for the three months and nine months ended July 3, 2021, as well as the three and nine months ended July 4, 2020, were related to material and component costs.
The decrease in cost of sales for the three months ended July 3, 2021 compared to the three months ended July 4, 2020 was primarily driven by the decrease in net sales and favorable customer mix as well as decreased employee compensation and supplies costs associated with COVID-19. These decreases were partially offset by an increase in fixed costs and reductions in labor productivity. The increase in cost of sales for the nine months ended July 3, 2021 compared to the nine months ended July 4, 2020 was primarily driven by the increase in net sales and an increase in fixed costs. These increases were partially offset by favorable customer mix, an improvement in labor productivity and a decrease in employee compensation and supplies costs associated with COVID-19.
Gross profit. Gross profit for the three months ended July 3, 2021 decreased $8.8 million, or 10.6%, as compared to the three months ended July 4, 2020. Gross margin of 9.1% for the three months ended July 3, 2021 decreased 60 basis points compared to the three months ended July 4, 2020. The primary reasons for the decrease in gross margin for the three months ended July 3, 2021 were the increase in fixed costs and reductions in labor productivity, partially offset by a positive shift in customer mix. Gross profit for the nine months ended July 3, 2021 increased $20.8 million, or 9.3%, as compared to the nine months ended July 4, 2020. Gross margin of 9.7% for the nine months ended July 3, 2021 increased 70 basis points as compared to the three and nine months ended July 4, 2020. The primary reasons for the increase in gross margin for the nine months ended July 3, 2021 were a positive shift in customer mix and improvements in labor productivity.
Operating income. Operating income for the three months ended July 3, 2021 decreased $9.5 million, or 20.7%, as compared to the three months ended July 4, 2020 as a result of the decrease in gross profit and increase in restructuring and impairment charges. This was partially offset by a decrease in selling and administrative expenses ("S&A"). The decrease in S&A was primarily due the decrease in incentive compensation expenses. Operating margin of 4.5% decreased 80 basis points compared to the three months ended July 4, 2020 primarily due to the decrease in gross margin as a result of factors previously discussed and increase in restructuring and impairment charges.
Operating income for the nine months ended July 3, 2021 increased $30.9 million, or 30.0%, as compared to the nine months ended July 4, 2020 as a result of the increase in gross profit and a decrease in S&A. The decrease in S&A was primarily due to a decrease in bad debt expense and incentive compensation expenses. Also contributing to the increase in operating income was a reduction in restructuring and impairment charges. Operating margin of 5.3% increased 110 basis points compared to the nine months ended July 4, 2020 primarily due to the increase in gross margin as a result of factors previously discussed and reduction of S&A.
A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Operating income (loss):
AMER	$9.2	$8.5	$51.9	$21.1
APAC	57.1	66.2	176.7	178.5
EMEA	0.1	1.2	(2.5)	0.3
Corporate and other costs	(30.0)	(30.0)	(92.2)	(96.9)
Total operating income	$36.4	$45.9	$133.9	$103.0
AMER. Operating income increased $0.7 million for the three months ended July 3, 2021 as compared to the three months ended July 4, 2020, primarily as a result of increased net sales and improvements in labor productivity. In addition, there was a decrease in costs associated with COVID-19, including employee compensation and supplies costs, partially offset by increased fixed costs and a negative shift in customer mix.
During the nine months ended July 3, 2021, operating income in the AMER segment increased $30.8 million as compared to the nine months ended July 4, 2020, primarily as a result of increased net sales, a positive shift in customer mix, improvements in labor productivity and reduced fixed costs. In addition, there was a decrease in S&A primarily due to a decrease in bad debt expense as well as a decrease in costs associated with COVID-19, including employee compensation and supplies costs.
APAC. Operating income decreased $9.1 million for the three months ended July 3, 2021 as compared to the three months ended July 4, 2020, primarily as a result of decreased net sales and a reduction in labor productivity. This was offset by a decrease in S&A as well as a decrease in costs associated with COVID-19, including employee compensation and supplies costs.
During the nine months ended July 3, 2021, operating income in the APAC segment decreased $1.8 million as compared to the nine months ended July 4, 2020, primarily as a result of a negative shift in customer mix, an increase in fixed costs to support new program ramps and an increase in S&A. This was partially offset by an increase in net sales and a decrease in costs associated with COVID-19, including employee compensation and supplies costs.
EMEA. Operating income decreased $1.1 million for the three months ended July 3, 2021 as compared to the three months ended July 4, 2020, primarily as a result of decreased net sales and decrease in labor productivity. This was partially offset by a positive shift in customer mix.
During the nine months ended July 3, 2021, operating income in the EMEA segment decreased $2.8 million as compared to the nine months ended July 4, 2020, primarily as a result of decreased net sales, a decrease in labor productivity and an increase in S&A. This was partially offset by a positive shift in customer mix.
Other expense. Other expense for the three months ended July 3, 2021 decreased $0.8 million as compared to the three months ended July 4, 2020. The decrease in other expense for the three months ended July 3, 2021 was primarily due to the decrease in interest expense of $0.8 million.
Other expense for the nine months ended July 3, 2021 decreased $0.1 million as compared to the nine months ended July 4, 2020. The decrease in other expense for the nine months ended July 3, 2021 was primarily due to the decrease in factoring fees of $1.1 million and interest expense of $0.8 million, substantially offset by the impact of foreign exchange volatility, which resulted in a foreign exchange loss of $1.4 million during the nine months ended July 3, 2021 as compared to a $0.1 million foreign exchange gain during the nine months ended July 4, 2020.
Income taxes. Income tax expense for the three and nine months ended July 3, 2021 was $5.3 million and $15.4 million, respectively, compared to $5.8 million and $10.2 million for the three and nine months ended July 4, 2020, respectively. The decrease in income tax expense for the three months ended July 3, 2021 was primarily due to geographic distribution of pre-tax book income. The increase in income tax expense for the nine months ended July 3, 2021 was primarily due to an increase in pre-tax book income for the nine months ended July 3, 2021 and a net $0.8 million benefit for special tax items during the nine months ended July 4, 2020.
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
Net Income. Net income for the three months ended July 3, 2021 decreased $8.2 million, or 22.9%, from the three months ended July 4, 2020 to $27.6 million. Net income decreased primarily as a result of the decrease in operating income, partially offset by the decrease in income tax expense as previously discussed.
Net income for the nine months ended July 3, 2021 increased $25.8 million, or 32.3%, from the nine months ended July 4, 2020 to $105.6 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in income tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share for the three months ended July 3, 2021 decreased to $0.95 from $1.20 for the three months ended July 4, 2020, primarily as a result of decreased net income due to the factors discussed above. This was partially offset by a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.

Diluted earnings per share for the nine months ended July 3, 2021 increased to $3.60 from $2.66 for the nine months ended July 4, 2020, primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
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
We review our internal calculation of WACC annually. Our WACC was 8.1% for fiscal year 2021 and 8.8% for fiscal year 2020. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the nine months ended July 3, 2021, ROIC of 15.9% reflects an economic return of 7.8%, based on our weighted average cost of capital of 8.1%. For the nine months ended July 4, 2020, ROIC of 12.9% reflects an economic return of 4.1%, based on our weighted average cost of capital of 8.8% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return (dollars in millions) for the indicated periods:

	Nine Months Ended
	July 3, 2021	July 4, 2020
Adjusted operating income (tax effected)	$159.1	$126.4
Average invested capital	1,003.6	982.2
ROIC	15.9%	12.9%
WACC	8.1%	8.8%
Economic return	7.8%	4.1%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $307.5 million as of July 3, 2021, as compared to $387.9 million as of October 3, 2020.
As of July 3, 2021, 91% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
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

The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining six years (in millions):

Remaining 2021	$—
2022	5.6
2023	5.6
2024	10.6
2025	14.2
2026	17.6
Total	$53.6
Cash Flows. The following table provides a summary of cash flows (in millions):

	Nine Months Ended
	July 3, 2021	July 4, 2020
Cash provided by operating activities	$131.5	$92.5
Cash used in investing activities	(34.3)	(40.5)
Cash used in financing activities	(179.1)	21.3
Operating Activities. Cash flows provided by operating activities were $131.5 million for the nine months ended July 3, 2021, as compared to $92.5 million for the nine months ended July 4, 2020. The increase was primarily due to the increase in net income, as well as cash flow improvements (reductions) of:

•$50.4 million in accounts receivable cash flows, which resulted from net sales reduction and the timing of payments.
•$25.2 million in contract asset cash flows driven by consistent demand from over time customers compared to growing demand in the nine months ended July 4, 2020.
•$18.4 million in other current and non-current liabilities driven by increases in advance payments from customers, partially offset by a decrease in accrued salaries and wages due to timing of the quarter-end.
•$(49.3) million in accounts payables cash flows driven by a larger increase in purchasing activity for the nine months ended July 4, 2020, compared to the increase in purchasing activity for the nine months ended July 3, 2021, with both periods seeing increases due to supply chain constraints to obtain certain components heightened by the COVID-19 outbreak.
•$(20.9) million in other current and non-current asset cash flows driven by an increase in prepaid expenses and miscellaneous receivables.
•$(14.1) million in customer deposit cash flows driven by significant deposit reductions from two customers during the nine months ended July 3, 2021, compared to increasing deposit balances during the nine months ended July 4, 2020. This was partially offset by significant deposit increases for three customers during the nine months ended July 3, 2021, compared to deposit reductions during the nine months ended July 4, 2020.

We have experienced an inability to procure certain components and materials on a timely basis as a result of the COVID-19 outbreak. We anticipate that the extended lead times may require us to make additional investments in inventory to satisfy customer demand during the upcoming fourth quarter of fiscal 2021, which would lead to reductions in operating activity cash flows from inventory.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 3, 2021	July 4, 2020
Days in accounts receivable	52	55
Days in contract assets	13	12
Days in inventory	108	97
Days in accounts payable	(71)	(65)
Days in cash deposits	(22)	(20)
Annualized cash cycle	80	79
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
As of July 3, 2021, annualized cash cycle days increased one day compared to the three months ended July 4, 2020 due to the following factors:
Days in accounts receivable for the three months ended July 3, 2021 decreased three days compared to the three months ended July 4, 2020. The decrease is primarily attributable to the timing of customer shipments and payments and mix of customer payment terms.
Days in contract assets for the three months ended July 3, 2021 increased one day compared to the three months ended July 4, 2020. The increase is primarily attributable to decreased net sales.
Days in inventory for the three months ended July 3, 2021 increased eleven days compared to the three months ended July 4, 2020. The increase is primarily attributable to increasing inventory levels to support the ramp of customer programs and longer lead times for certain components heightened by the COVID-19 outbreak. Also contributing to the increase was the decrease in net sales.
Days in accounts payable for the three months ended July 3, 2021 increased six days compared to the three months ended July 4, 2020. The increase is primarily attributable to the decrease in net sales as well as increased purchasing activity.
Days in cash deposits for the three months ended July 3, 2021 increased two days compared to the three months ended July 4, 2020. The increase was primarily attributable to significant deposits received from three customers to cover higher inventory balances, partially offset by a significant deposit reduction from one customer. Also contributing to the increase was the decrease in net sales.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $97.1 million for the nine months ended July 3, 2021 compared to $51.3 million for the nine months ended July 4, 2020, an increase of $45.8 million.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Nine Months Ended
	July 3, 2021	July 4, 2020
Cash flows provided by operating activities	$131.5	$92.5
Payments for property, plant and equipment	(34.4)	(41.2)
Free cash flow	$97.1	$51.3
Investing Activities. Cash flows used in investing activities were $34.3 million for the nine months ended July 3, 2021 compared to $40.5 million for the nine months ended July 4, 2020. The decrease in cash used in investing activities was due to a $6.8 million decrease in capital expenditures, primarily due to the construction of a second manufacturing facility in Guadalajara during the nine months ended July 4, 2020.
We estimate funded capital expenditures for fiscal 2021 will be approximately $70.0 million to $80.0 million, of which $34.4 million was utilized through the first nine months of fiscal 2021. The remaining fiscal 2021 capital expenditures are anticipated to be used primarily for our manufacturing footprint expansion in Thailand, to support new program ramps and to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations and may be supplemented by available cash or borrowings, if required.
Financing Activities. Cash flows used in financing activities were $179.1 million for the nine months ended July 3, 2021 compared to $21.3 million for the nine months ended July 4, 2020. The increase was primarily attributable to an increase of $131.0 million in net repayments on our credit facility from the nine months ended July 4, 2020, an increase of $59.7 million in cash used to repurchase our common stock and a $7.4 million decrease in proceeds from the exercise of stock options.
On August 20, 2019, the Board of Directors approved a share repurchase plan under which we are authorized to repurchase $50.0 million of our common stock (the "2019 Program"). During the three months ended January 2, 2021, we completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million at an average price of $72.44 per share. During the three months ended July 4, 2020, there was no repurchase activity. During the nine months ended July 4, 2020, we repurchased 315,231 shares under this program for $19.5 million at an average price of $61.81 per share.
On August 13, 2020, the Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $50.0 million of our common stock (the "2021 Program") beginning on expiration of the 2019 program. On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. During the three months ended July 3, 2021, we repurchased 291,898 shares under this program for $27.3 million at an average price of $93.53 per share. During the nine months ended July 3, 2021, we repurchased 874,706 shares under this program for $73.9 million at an average price of $84.45 per share. As of July 3, 2021, $26.1 million of authority remained under the 2021 program. The 2021 Program has no expiration.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of July 3, 2021, we were in compliance with the covenants under the 2018 NPA.
On May 15, 2019, we refinanced our then-existing senior unsecured revolving credit facility by entering into a new five-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During the nine months ended July 3, 2021, the highest daily borrowing was $148.0 million; the average daily borrowings were $59.8 million. We borrowed $243.0 million and repaid $193.0 million of revolving borrowings under the Credit Facility during the nine months ended July 3, 2021. As of July 3, 2021, we were in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused revolver credit commitment based on our leverage ratio; the fee was 0.10% as of July 3, 2021.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 3, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of July 3, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The contract length terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
We sold $180.6 million and $189.9 million of trade accounts receivable under these programs during the three months ended July 3, 2021 and July 4, 2020, respectively, in exchange for cash proceeds of $180.1 million and $189.4 million, respectively.
We sold $574.6 million and $606.0 million of trade accounts receivable under these programs, or their predecessors, during the nine months ended July 3, 2021 and July 4, 2020, respectively, in exchange for cash proceeds of $573.0 million and $603.4 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We believe we are positioned with a strong balance sheet as we face the future challenges that may be presented by COVID-19. As of the end of the third quarter of fiscal 2021, cash and cash equivalents and restricted cash were $307 million, while debt, finance lease obligations and other financing were $248 million. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. If our future financing needs increase beyond what we reasonably expect at this time of filing, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2020 Annual Report on Form 10-K. During the third quarter of fiscal 2021, there were no material changes.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	July 3, 2021	July 4, 2020
Net Sales	10.1%	13.1%
Total Costs	16.2%	16.6%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of July 3, 2021, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
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
As of July 3, 2021, our only material interest rate risk is associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at our option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on our then-current leverage ratio (as defined in the Credit Agreement). As of July 3, 2021, the borrowing rate under the Credit Agreement was LIBOR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of July 3, 2021, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2021, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 that have had no material changes, except as set forth below in our modified risk factor.

We experience component shortages, price fluctuations, and supplier quality concerns.

We generally do not have long-term supply agreements. We have experienced, and are currently experiencing, component shortages and longer lead times due to supplier capacity constraints or their failure to deliver timely as a result of the global pandemic and increased worldwide demand for components across a number of end markets. These delays and shortages are further exacerbated by shipping delays resulting from a general improvement in worldwide economic conditions that is driving increased demand for shipping and logistics services generally.

We expect delays and shortages of certain components to persist at least through the end of calendar 2021. Supply chain constraints can also be caused by world events, such as government policies, tariffs, trade wars, trade disputes and trade protection measures, terrorism, armed conflict, natural disasters, economic recession, increased demand due to economic growth, preferential allocations and other localized events. Further, we rely on a limited number of suppliers for certain components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering components timely or at all. Supply shortages and delays in deliveries of components may result in delayed production of assemblies, which would reduce our revenue and operating profit for the periods affected and may increase our inventory levels as well as reduce our operating cash flow. Additionally, a delay in obtaining a particular component may result in other components for the related program being held for longer periods of time, increasing working capital and risking inventory obsolescence.

Due to the highly competitive nature of our industry, an inability to obtain sufficient inventory on a timely basis or successfully execute on our business continuity processes, could also harm relationships with our customers and potentially lead to loss of business to our competitors.

In addition, components that are delivered to us may not meet our specifications or other quality criteria. Certain materials provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement materials and parts may negatively affect our manufacturing operations. The inadvertent use of any such parts or products may also give rise to liability claims. Further, the commitments made to us by our suppliers, and the terms applicable to such relationships, may not match all the commitments we make to, and the terms of our arrangements with, our customers, and such variations may lead us to incur additional expense or liability and/or cause other disruptions to our business.

Component supply shortages and delays in deliveries, along with other factors such as tariffs and trade disputes, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Conversely, as a result of our pricing strategies and practices, component price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended July 3, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 4, 2021 - May 1, 2021	74,766	$92.27	74,766	$46,530,079
May 2, 2021 - May 29, 2021	98,354	95.43	98,354	37,144,367
May 30, 2021 - July 3, 2021	118,778	92.75	118,778	26,127,128
Total	291,898	$93.53	291,898

(1) On August 13, 2020, the Board of Directors approved a new stock repurchase plan under which we are authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there now exists a total of $100.0 million in share repurchase authority under the program. The 2021 Program commenced upon completion of the stock repurchase plan approved by the Board of Directors on August 20, 2019, pursuant to which the Company was authorized to repurchase $50.0 million of its common stock. The 2021 Program has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2021 Program as of July 3, 2021.

ITEM 6.    EXHIBITS
The list of exhibits is included below:

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements
101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	August 6, 2021	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	August 6, 2021	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer