Form 10-K
period 2021-10-02
PLEXUS CORP
filed 2021-11-19
CIK 785786

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
For the fiscal year ended October 2, 2021
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

As of April 3, 2021, 28,658,737, shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $93.47 closing price of the registrant's common stock on the last trading day of its fiscal second quarter, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 539,282 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $2.6 billion.
As of November 15, 2021, there were 27,998,920 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
October 2, 2021

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

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a team of approximately 19,200 individuals who are dedicated to providing global Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services. We are a global leader that specializes in serving customers in industries with highly complex products and demanding regulatory environments. We deliver customer service excellence to leading global companies in the Industrial, Healthcare/Life Sciences and Aerospace/Defense market sectors by providing innovative, comprehensive solutions throughout the product’s lifecycle. We provide these innovative solutions to customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
Our Vision, Mission and Strategy
Our vision is to help create the products that build a better world. Our mission is to be the leader in highly complex products and demanding regulatory environments. Our strategy to fulfill our vision and mission remains consistent and can be summarized in four parts: market focus, superior execution, passion meets purpose and discipline by design.
•Market Focus – We engineer innovative solutions for customers in growth markets and focus on partnering with leading as well as disruptive global companies in the Industrial, Healthcare/Life Sciences and Aerospace/Defense sectors.
•Superior Execution – Superior execution is foundational to our differentiation. We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through operational excellence.
•Passion Meets Purpose – Through our collective passion, we drive purpose to our actions and decisions in pursuit of operational excellence. Guided by our values and leadership behaviors, we do the right thing to support our team members, communities and customers.
•Discipline by Design – Finally, we are committed to delivering shareholder value over the long term through a consistent and disciplined financial model focused on driving industry-leading revenue growth and superior return on invested capital.
To deliver on our strategy, we align our operations, processes, workforce and financial metrics to create a high performance, accountable organization with a talented and engaged workforce deeply passionate about driving growth through customer service excellence. We also promote a collaborative, customer-centric culture that continuously evaluates and optimizes our business processes with a goal of creating shareholder value. Finally, we execute to customer-driven and sector-based go-to-market strategies.
Financial Model
Our financial model aligns with our business strategy. Our primary long-term focus is to earn a return on invested capital ("ROIC") 500 basis points above our weighted average cost of capital ("WACC"), which we refer to as "economic return." We review our internal calculation of WACC annually; for fiscal 2021, our WACC was 8.1%. We believe economic return is a fundamental driver of shareholder value. By exercising discipline to generate an economic return, our goal is to ensure that we create value for our shareholders. For more information regarding ROIC and economic return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and economic return" in Part II, Item 7. For a reconciliation of ROIC and economic return to our financial statements that were prepared using generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

Relative to our competition, overriding factors such as lower manufacturing volumes, production flexibility, unique fulfillment requirements and complex regulatory requirements typically result in higher investments in inventory and selling and administrative costs for us. The cost variance from our competitors is especially evident relative to those that provide EMS services for high-volume, less complex products, with less stringent requirements (e.g., consumer electronics).
Operations
Plexus is a Wisconsin-headquartered corporation with approximately 19,200 employees, including over 4,400 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 26 active facilities, totaling approximately 4.5 million square feet. Plexus' newest facility located in Bangkok, Thailand, opening in fiscal 2022, will expand Plexus' current capacity by approximately 400,000 square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing and aftermarket service needs of customers in our targeted market sectors.
Go-to-Market Strategy
We accomplish our go-to-market strategy through the three market sectors we serve, Industrial, Healthcare/Life Sciences and Aerospace/Defense. Each sector has a market sector vice president, as well as business development and customer management leaders who together oversee and provide leadership to teams that include business development leaders, customer management leaders, supply chain, engineering and manufacturing subject matter experts, and market sector analysts. These teams maintain expertise related to each market sector and execute sector strategies aligned to that market’s unique delivery, quality and regulatory requirements.

Our market sector teams help define Plexus’ strategy for growth with a particular emphasis on expanding the value-add solutions we offer customers. Our sales and marketing efforts focus on targeting new customers and expanding our engagements with existing customers. We believe our ability to provide a full range of services that complement the entire product lifecycle across a global footprint provides a business advantage.
Solutions
With integrated design and development, supply chain solutions, new product introduction, manufacturing and aftermarket services, we proactively tackle tough challenges throughout the product lifecycle. It is how our teams strive to create innovative and efficient paths to get products to market.
•Design and Development – Plexus was established with engineering as a core competency and has built a reputation for success. Our customers are able to partner with a collaborative team of over 600 development engineers to create new products. Using the same tools and processes throughout our seven Design Centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and product commercialization solutions.
•Supply Chain Solutions – Delivering an optimal supply chain solution is more than simply getting a product where it needs to be on time. We take a unique approach. Our supply chain experts engage in all of Plexus’ integrated solutions, working closely with our engineers to identify opportunities for supply chain optimization early in the design stage. At Plexus, we take pride in managing the full supply chain to minimize cost, mitigate risk and provide a flexible, scalable solution for our customers.
•New Product Introduction – When introducing a new product, customers need to move quickly. Plexus offers a dedicated team focused on decreasing time to market with a full suite of integrated new product introduction services. Through early integration and collaboration, customers can take advantage of Plexus’ capabilities, such as design for excellence (DFX), specialized design of test solutions and rapid prototyping, while the program is advanced by a dedicated Plexus team that supports a transition to volume manufacturing.
•Manufacturing – Our approach to manufacturing focuses on innovation, continuous improvement and superior quality and delivery. With a global footprint and scalable operations, we aim to tailor our manufacturing environment to meet each customer’s needs worldwide. As we strive for zero defects, we empower all employees with the knowledge that exceptional quality begins with each individual member of our team. We believe our capabilities and our culture position us to support the complex technology and regulatory needs of the industries we serve and to provide customers with innovative and dependable manufacturing services.
•Aftermarket Services – From product deployment through a product’s end of life, Plexus offers a full range of aftermarket services with the ability to support customers in all regions in which we operate. We help our customers manage and extend the lifecycle of their products through an optimized level of service. With services such as depot repair, service parts logistics management, order management, distribution and warehousing and recycling, we are committed to protecting and supporting the success of each customer’s product in the marketplace.
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

We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2016	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
JMGP accreditation	X	X	X
GMP-Korea certification		X	X
ANVISA accreditation	X	X	X
NPMA (National Medical Products Administration) registration		X
ISO 14001(environmental management)	X	X	X
ISO 45001 (occupational health and safety)		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
EASA repair approval	X
ATEX/IECEx certification			X
IRIS certification (Railway)		X
ISO 50001:2011 (energy management)			X
Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2021, we served approximately 140 customers. General Electric Company ("GE") accounted for 11.2%, 11.7% and 12.4% of our net sales during fiscal 2021, 2020 and 2019, respectively. No other customer accounted for 10.0% or more of our net sales in any of the last three fiscal years. Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. The loss of any major customer could have a significant negative impact on our financial results. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector. Many of our large customers, including GE, contract with us through multiple independent divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table. In fiscal 2021, we consolidated the prior Industrial/Commercial and Communications market sectors to form the Industrial market sector:

Industry	2021	2020	2019
Industrial*	46%	45%	43%
Healthcare/Life Sciences	39%	37%	38%
Aerospace/Defense	15%	18%	19%
Total net sales	100%	100%	100%
*Prior periods have been revised to reflect the consolidation of the Industrial/Commercial and Communications sector.

Although our current business development focus is based on our targeted market sectors of Industrial, Healthcare/Life Sciences and Aerospace/Defense, we evaluate our financial performance and allocate our resources geographically (see Note 11 "Reportable Segments, Geographic Information and Major Customers" in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers a uniform array of services for customers in each market sector and, aside from the specific go-to-market teams, generally we do not dedicate operational equipment, personnel, facilities or other resources to particular market sectors, nor do we internally track our costs and resources per market sector.

Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with other technology pioneering start-ups and emerging companies that may or may not maintain manufacturing capabilities. In addition to prime technology advancements, key government and policy trends impact our business, including the U.S. Food and Drug Administration’s ("FDA") approval of new medical devices, defense procurement practices and other government and regulatory processes. Plexus may benefit from increasing trends by original equipment manufacturers to outsource the design, manufacture and service of their products.
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

Component shortages and subsequent allocations by our suppliers are an inherent risk to the electronics industry and have particularly been an issue for us and the industry during fiscal 2021. We discuss the causes of these shortages more fully in "Risk Factors" in Part I, Item 1A herein.

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
Information Technology
Our core solutions for manufacturing facilities include a single-instance Enterprise Resource Planning ("ERP") system, as well as Product Data Management and Advanced Planning and Scheduling systems, along with consistent solutions for warehouse management and shop floor execution, that support our global operations. This consistency augments our other management information systems, allowing us to standardize our ability to translate data from multiple production facilities into operational and financial information required by the business. The related software licenses are of a general commercial character on terms customary for these types of agreements. In addition, taking advantage of virtualization technology, we are able to see gains in efficiency and up-time supporting our critical operations.

We strive to promote innovation technologies, solutions and processes within our information technology ("IT") infrastructure to enable Plexus to differentiate from our competition. As technology solutions continue to evolve, so do the myriad of risks introduced to the organization. The delivery of business value through technology is highly dependent on the holistic identification and management of information technology risks. Plexus' IT Risk Management Program promotes data-driven decision making through a collaborative effort to improve IT and cybersecurity resiliency, including a governance framework that facilitates awareness, oversight accountabilities and risk management activities across the business. Continuously enhancing our environment to meet the increasing needs of cybersecurity and privacy regulations remains a top priority. We discuss the risks relating to cybersecurity and their potential impact on us more fully in "Risk Factors" in Part I, Item 1A herein.
Compliance with Laws and Regulations
As a global public company that supports manufacturing, designing and servicing highly complex products in demanding regulatory environments, our operations are subject to a variety of laws, regulations and compliance obligations. We strive to implement robust internal controls, quality management systems and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also make efforts to identify non-compliance concerns through internal and external audits, risk assessments as well as an ethics hotline reporting system.

We are also subject to a variety of regulations associated with environmental compliance, as well as those governing employee health and safety. These regulations are related to topics such as: monitoring, tracking and reporting of air and water emissions; handling and disposing of hazardous chemicals used during our manufacturing process; and evaluating and mitigating employee health and safety hazards in our facilities.

We believe that we are in material compliance with all such applicable laws and regulations, and we do not anticipate any significant additional expenditures related to maintaining our compliance. However, due to the sometimes rapidly evolving nature of these laws and regulations (including as a result of COVID-19), geopolitical complexity and uncertainty and changing requirements applicable to our environmental, social and governance ("ESG") program, there can be no assurance that current expenditures will be adequate or that violations will not occur. Any violations could result in fines, penalties, customer disengagements or reputational damage that may have a material impact on our financial performance. See “Risk Factors” in Part I, Item 1A, herein, for more detail around risks pertaining to compliance with laws and regulations.
Environmental, Social and Governance
Consistent with our vision to help our customers create the products that build a better world, we are committed to building a better world by the way in which we operate. Plexus' ESG program strives to build strong communities, protect our environment, develop our team members in a culture that is both diverse and inclusive, embraces strong governance practices in the interest of our shareholders and sets similar expectations of our supply chain partners. When we focus on improving outcomes for all of our stakeholders, we maximize our ability to achieve our strategic objectives and deliver long-term financial value for our shareholders. Plexus has established an ESG program that focuses on five key areas: (1) responsible employer; (2) community partner; (3) global citizen; (4) industry steward; and (5) corporate governance.
•Responsible Employer – We advocate for diversity, combat human trafficking, encourage and provide employee development opportunities, strive to ensure safe and healthy working conditions, promote an appropriate work/life balance for our employees, encourage wellness initiatives and reinforce responsible values in our culture.
•Community Partner – We promote and financially contribute to science, technology, engineering and mathematics ("STEM") programs, as well as causes that make a meaningful impact to the communities in which we operate. We encourage our employees’ involvement in community charitable organizations, as well as volunteerism, and we partner with community organizations to promote local business.
•Global Citizen – We actively work to reduce waste, water use and greenhouse gas emissions from our operations and work with suppliers to develop similar programs. We partner with customers to help design more efficient and environmentally friendly products as well as limit product end of life environmental impact through our aftermarket services solution.
•Industry Steward – We take an active role in industry coalitions focused on reducing impacts to the environment, maintaining strong ethical practices and establishing safe and healthy working conditions around the world. We train our supply chain on important social initiatives, such as detecting and preventing forced labor, and we collaborate with customers to advance sustainability efforts.

•Corporate Governance – Strong leadership and a culture of accountability are foundational at Plexus. Our executive management, in collaboration with our Board of Directors, competently and ethically manage Plexus’ operations for the long-term benefit of shareholders.
Plexus is committed to responsible business practices throughout our global operations. As a member of the Responsible Business Alliance ("RBA"), we have taken an active role in improving not only our own practices, but influencing and holding others accountable throughout our supply chain. In addition to RBA membership, we consider a variety of standards for responsible practices, including, but not limited to, local and federal legal requirements in the jurisdictions where we operate, the Sustainability Accounting Standards Board ("SASB") and the Carbon Disclosure Project.
Human Capital Management
We are driven to differentiate Plexus with our talent and by our culture. How we manage our human capital is critical to how we deliver on our strategy and create sustained growth and value for our shareholders.
Purpose and Culture
We recognize that a great culture is foundational to the success of our vision to create the products that build a better world. We are proud of our culture and the recognition we have received over the years as a great place to work. In building a great culture, we embrace four "non-negotiables":
•Our Values and Leadership Behaviors – Our Values and Leadership Behaviors establish the foundation upon which our culture is built, representing key expectations we have of our employees and emblematic of the work environment we strive to create. Our 10 Values and Leadership Behaviors are: Customer Focus, Relationships and Teamwork, Excellence, Open Communication, Integrity, Prioritize our People, Solve Problems, Be Courageous, Be Strategic and Innovate.
•Quality Begins with Me – We instill personal responsibility for quality in our employees through our Quality Begins with Me culture; a commitment to delivering zero defects and continuous improvement. A culture concentrated on each individual’s pledge that quality is critical to achieving our strategic goal of superior execution in delivering highly complex products in demanding regulatory environments.
•5Es of Customer Service Excellence – Through the 5Es of Customer Service Excellence, we describe for our employees what is required to exceed our customer’s expectations and enable growth through customer service excellence. In all aspects of our engagements, with both internal and external customers, we reflect the 5Es: We are Empathetic, Entrepreneurial, Empowered, Engaged, and we Ensure Accountability.
•One Plexus – One Plexus reflects our sentiment that we are stronger together than the sum of our parts. We embrace the One Plexus mentality through collaboration to ensure consistent operations, globally, and leverage the strengths and best practices of all facets of the organization to drive the best solutions for our customers.
Commitment to Values and Ethics
Along with our Values and Leadership Behaviors, we act in accordance with our Code of Conduct and Business Ethics ("Code of Conduct"), which creates expectations and provides guidance for all employees to make the right decisions. Our Code of Conduct includes topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations. It is used to reinforce our passion for operating in a fair, honest, responsible and ethical manner and articulates our responsibilities as a trusted leader in the business community. The Code of Conduct also emphasizes the importance of having an open, welcoming environment in which all employees feel empowered to do what is right and are encouraged to voice concerns should violations of the Code of Conduct be observed. All employees are required to complete the training on the Code of Conduct annually.
Diversity and Inclusion
At Plexus, diversity and inclusion ("D&I") does not simply mean representation. It means encouraging engagement, inclusion of all employees’ ideas and perspectives and association among the global locations in which we operate—proudly representing the more than 14 countries our team members call home. We have adopted the following D&I mission statement at Plexus, which is directly incorporated into our Code of Conduct:
"Our people create our best Plexus. Ingrained in our culture of inclusion is the philosophy that each individual offers diverse perspectives, backgrounds and experiences that create great outcomes when we are united as a team. We respect our people and embrace our differences. We welcome everyone and value the ideas generated by our collective uniqueness. We aspire that all of our teammates reach their full potential and we encourage them to simply, BE YOU!"

Our strategy to enhance diversity at Plexus and to foster an inclusive culture includes the following:
•D&I Committee and Board Oversight – To oversee strategic objectives and to ensure appropriate accountabilities exist to support our diversity and inclusion efforts, our executive leadership committee structure includes a Diversity and Inclusion Committee, made up of key members of executive management, including our Chief Executive Officer. In addition, our Compensation and Leadership Development Committee of our Board of Directors reviews the initiatives and results to cultivate a diverse workforce and inclusive culture.
•Employee Resource Groups – Our Employee Resource Groups ("ERGs") are voluntary, employee-driven groups organized around common interests and legitimate business purposes. Plexus current ERGs include Plexus Young Professionals ("PYP"), UnusPlexus and Women in Network ("WiN"). The goal of PYP is to create an environment that fosters collaboration and development for the young professionals at Plexus. UnusPlexus’ purpose is to celebrate the different cultures and diversity existing within Plexus. WiN has a mission to champion the advancement of women in their professional and personal development through various career and life changes. These groups are directly supported by executive-level leadership and management engages regularly in support of ERG programming. Plexus supports further expansion and enhancement efforts of existing ERGs as well as employee-driven creation of new ERGs.
•Mentoring & Training – Plexus has established a formal mentoring program that aids in the development and retention of diverse talent, with a specific focus on future leaders within our underrepresented populations. In addition, the Company has invested in D&I leadership training on the value of diversity and how best to foster an inclusive culture. This training focuses on enhancing understanding of unconscious bias and enhancing the skills to being an inclusive leader.
•Gender & Underrepresented Minorities Recruitment Strategy – Our talent acquisition teams have a strategic initiative to widen the funnel of talent seeking to join Plexus. Efforts in this space are customized by geography based on the current workforce dynamic. This includes partnerships with organizations such as Society of Women Engineering ("SWE"), universities with diverse student populations and minority groups supporting underrepresented minorities with leadership aspirations across many disciplines.
•Employee Benefits & Programs – Plexus has a number of policies and benefits in place to support the unique needs and overall wellbeing of our team members and their families, including flexible workplace, paid parental leave and a Plexus Wellness Program to ensure our employees have access to the resources they need to lead healthy, balanced lives.
•Community Involvement & Volunteerism – Community involvement, volunteering and charitable giving are important to ensure we are investing and promoting positive impacts in the communities in which we operate and where our employees live. We offer an employee charitable match program in our AMER region for employees to use, and we plan to implement a similar program in our EMEA and APAC regions. Plexus also offers employees paid, volunteer time off for team members who want to give back at qualified organizations or community events.
Talent Development & Acquisition
In the pursuit of excellence, we nurture and grow our people. Our commitment to holistic talent management means that we expect and reward high performance and address underperformance with urgency, candor and empathy. Our team members receive and provide feedback with humility and a sincere interest to continuously improve. We engage in regular talent reviews to calibrate on the performance and potential of our teammates, their development needs, career pathing and the strength of our succession plans. Competency-based training, leadership development programs and online learning provide the foundation for a learning culture and ongoing development for team members at all levels. While our goal is to develop our own talent, we recruit technical, new graduate and experienced talent by valuing potential as well as experience and personality traits that align with our Values and Leadership Behaviors.
Employee Engagement
At every facility, in every organization and at all levels, we strive to continuously improve the engagement of our teammates. We survey employee engagement annually through our employee net promotor score and we identify and act on areas of opportunity to enhance our work environment and increase employee satisfaction.
Compensation
Our philosophy is to competitively compensate all employees for their contributions to Plexus and to appropriately motivate employees to provide value to Plexus' shareholders. To ensure compensation is competitive, performance-based and fair, we are disciplined in the way we establish and evaluate pay. We assign each role a pay range based on its job accountabilities and the pay practices for similar roles in the marketplace. Employees are compensated within their applicable pay range based on a number of factors, including the employee's education, experience, performance and potential. At least annually, we reevaluate employee pay based on these criteria. Short and long-term incentive pay is designed to be competitive, improve employee retention, reward employees for performance supporting our strategic objectives and align employees with the interests of shareholders to deliver both short-term and long-term results. Approximately 20.0% and 3.1% of our employees participate in our short and long-term incentive programs, respectively.
Worker Rights, Health, and Safety
We are committed to complying with applicable laws, including those associated with labor and employment, across all areas of our operations. In addition, as an active member of RBA, we abide by their global standards, irrespective of legal requirements, regarding the treatment of workers. These include prevention of excessive working hours and unfair wages, controls to prohibit child labor and human trafficking and bolstering workplace health and safety measures. We are one of several companies actively partnering with the RBA to abolish human trafficking by holding foreign labor agencies accountable to upholding sound recruiting processes.

To protect team members during the COVID-19 outbreak, Plexus has progressively implemented measures to safeguard our employees from COVID-19 infection and exposure based on those established by the U.S. Centers for Disease Control, U.S. Occupational Health and Safety as well as the World Health Organization. These safeguards consist of policies, procedures, protocols and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor vetting and screening, social distancing, face covering expectations, work-from-home requirements, enhanced workplace cleaning and decontamination. In addition, we have hosted free on-site vaccination clinics at our facilities and provided free transportation to vaccination sites for our employees in the United States, Mexico, Malaysia and Romania in order to make it as easy as possible for employees to be vaccinated.
Human Capital Management Governance
As part of our governance structure, we have established an Organizational Performance Committee, an executive body comprised of the Chief Executive Officer, VP of Human Resources and other executives that oversee our human capital strategy. In addition, our VP of Human Resources and other key leaders within our Human Resources organization provide a quarterly update to the Compensation and Leadership Development Committee of the Board of Directors on our strategy for talent development and retention, including succession planning for key talent. Management also updates the Board of Directors regularly on employee-related policies and efforts intended to protect our employees and to preserve our corporate culture, such as the regular review of our Code of Conduct and Business Ethics, diversity and inclusion initiatives, employee net promoter survey results and our ethics hotline activity. The Board of Directors also maintains regular visibility into our COVID-19 response strategy.
Employee Data
We employ approximately 19,200 team members. Of these, 49.9% are female, 50.0% are male and 0.1% choose not to identify. The majority of our workforce, 52.4%, is located in our APAC region, while 35.5% and 12.1% of our employees are located in our AMER and EMEA regions, respectively. Approximately 2,050 and 190 of our respective employees in Mexico and the United Kingdom are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are positive and stable. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees.
Additional Information
Our global headquarters is located at One Plexus Way, Neenah, Wisconsin, 54957. Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, after we electronically file or furnish all reports to the Securities and Exchange Commission ("SEC"), we provide online copies of such reports, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD and amendments to those reports. These reports are also accessible at the SEC's website at www.sec.gov. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under "Investors" at our website.

ITEM 1A.    RISK FACTORS
Material risk factors to our business and financial performance are those that may impact our strategy, which is centered around four strategic pillars: Market Focus, Superior Execution, Passion Meets Purpose and Discipline by Design. This section lays out a number of material risks that may impact those strategic pillars. Other sections of this report also include risks that may impact our strategic business objectives and affect our financial performance. The risks included herein and elsewhere in this report are not exhaustive. In addition, due to the dynamic nature of our business, new risks may emerge from time to time and it is not possible for management to predict or assess the impact of all such risks on our business.

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
Factors affecting the technology-dependent end markets that we serve could adversely affect our customers and, as a result, Plexus. These factors include:

•customers’ ability or inability to adapt to rapidly changing technologies and evolving industry standards that can result in short product life-cycles or product obsolescence
•customers’ ability or inability to develop and market their products, some of which are new and untested, and
•the potential failure of our customers’ products to gain widespread commercial acceptance.

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

We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand for our services. Customers also cancel, change or delay design, production or aftermarket service quantities and schedules, or fail to meet their forecasts for a number of reasons beyond our control. Customer expectations can change rapidly, requiring us to take on additional commitments or risks. In addition, customers may fail to meet their commitments to us or our expectations. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future. This risk continues to be heightened by potential volatility in end market demand for our customers' products or our services likely as a result of the ongoing COVID-19 pandemic.

In addition, we make significant decisions based on our estimates of customers’ demand, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital (including inventory) management, facility and capacity requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products affect our ability to accurately estimate their future requirements. Because certain of our operating expenses are fixed, a reduction in customer demand can harm our operating results. The need for us to correctly anticipate component needs is amplified in times of shortages. The current environment of tight component supply, which continues to be impacted by global pandemic-related interruptions, can increase the difficulties and cost of anticipating changing demand. Moreover, because our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.

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

Net sales to our 10 largest customers have represented a majority of our net sales in recent periods. Our 10 largest customers accounted for 55.2% of our net sales fiscal 2021 and 2020. During each of these periods there was one customer that represented 10.0% or more of our net sales.
Our major customers may vary from period to period, and our major customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile or temporary nature of certain programs. In any given period, a higher portion of our sales may be concentrated with customers or projects with relatively lower margins, which could adversely affect our results. We have experienced from time to time, and in the future may experience, significant disengagements with customers or of programs, adverse changes in customer supply chain strategies and the end of life of significant programs. Especially given our discrete number of customers, the loss of, or significant reductions in net sales to, any of our major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations.

In addition, we focus our sales efforts on customers in only a few market sectors, as identified in Part I, Item 1, herein. Each of these sectors is subject to macroeconomic conditions, as well as trends and conditions that are sector specific. Any weakness in our customers’ end markets could affect our business and results of operations. Economic, business or regulatory conditions that affect the sector, or our failure to choose to do business in appropriate sectors, can particularly impact us. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the U.S. healthcare sector, generally. In addition, the Healthcare/Life Sciences sector is affected by global health pandemics, such as COVID-19, which has created both opportunities and challenges for us. For example, the pandemic initially caused an increase in sales specific to products supporting pandemic relief efforts and critical care products, which demand has now leveled out or softened. More recently, sales related to elective procedures or other non-critical care products, which weakened at the outset of the pandemic, have strengthened. Commercial aerospace continues to be impacted by the COVID-19 pandemic, resulting in decreased demand from our commercial aerospace customers. Additionally, the semiconductor industry has historically been subject to significant cyclicality and volatility. Further, potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors.

We rely on timely and regular payments from our customers, and the inability or failure of our major customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations. We also have receivables factoring agreements in place; therefore, deterioration in the payment experience with or credit quality of our major customers we factor, or issues with the banking counterparties to our factoring agreements, could have a material adverse effect on our financial condition and results of operations due to our inability to factor such receivables.

From time to time, our customers have been affected by merger, acquisition, divestiture and spin-off activity. While these transactions may present us with opportunities to capture new business, they also create the risk that these customers will partially reduce their purchases or completely disengage from us as a result of transitioning such business to our competitors or their internal operations.

We and our customers are subject to increasingly extensive government regulations, legal requirements and industry standards; a failure to comply with current and future regulations, requirements and standards could have an adverse effect on our business, customer relationships, reputation and profitability.

We are subject to extensive government regulation, legal requirements and industry standards (as well as customer-specific standards) relating to the products we design, manufacture and service as well as how we conduct our business. This includes regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory enforcement activity has increased in recent periods. A failure to comply with laws, regulations or standards applicable to our business can result in, among other consequences, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, including debarment, and could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

Our Healthcare/Life Sciences sector is subject to statutes and regulations covering the design, development, testing, manufacturing, labeling and servicing of medical devices and the reporting of certain information regarding their safety, including Food and Drug Administration regulations and similar regulations in other countries. We also design, manufacture and service products for certain industries, including certain applications where the U.S. government is the end customer, that face significant regulation by the Department of Defense, Department of State, Department of Commerce, Federal Aviation Authority and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation. In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, as well as standards of quality systems, technologies or markets.

The regulatory climate can itself affect the demand for our services. For example, government reimbursement rates and other regulations, as well as the financial health of healthcare providers, and changes in how healthcare in the U.S. and other countries is structured, and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in the Healthcare/Life Sciences sector as well as impact our margins.

Our customers are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Our customers’ failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs we have in place for these customers and create inefficiencies in our business. Failure of our customers to identify or flow down any such requirements to Plexus could result in production of non-compliant product, which could restrict their ability to sell such products, thus affecting our sales to them.

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
Our competitors may:

•respond more quickly than us to new or emerging technologies
•have greater name recognition, critical mass and geographic and market presence
•be better able to take advantage of acquisition opportunities
•adapt more quickly to changes in customer requirements
•have lower internal cost structures
•have greater direct buying power with component suppliers and distributors
•devote greater resources to the development, promotion and sale of their services and execution of their strategy, and
•be better positioned to compete on price for their services.

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

While we have primarily chosen an organic growth strategy in recent years, if we were to pursue future growth through acquisitions, including the acquisition of operations divested by our customers, or similar transactions, this would involve significant risks that could have a material adverse effect on us. These include operating risks such as the inability to successfully integrate businesses, systems and personnel; impacts on customer programs and relationships; and an inability to realize anticipated synergies or economies of scale. They also include financial risks such as the use of cash or incurrence of additional debt and interest expense, the potential volatility or weakness in our stock price as a result of the announcement of such transactions, the incurrence of large write-offs or write-downs and other potential financial impacts.

Risks impacting our SUPERIOR EXECUTION – We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through operational excellence.

We have a complex business model, and our failure to properly manage or execute on that model could adversely affect our operations, financial results and reputation.
Our business model focuses on products and services that are highly complex and subject to demanding regulatory requirements. Our customers’ products typically require significant production and supply-chain flexibility necessitating optimized solutions across an integrated global platform. The products we design, manufacture and service are also typically complex, heavily regulated and require complicated configuration management and direct order fulfillment capabilities to global end customers.

Our business model requires a great degree of attention, flexibility and resources. These resources include working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory and service requirements for multiple programs of varying sizes simultaneously, including in multiple locations and geographies. We also depend on securing and ramping new customers and programs as well as transitioning production for new customers and programs, which creates added complexities related to managing the start-up risks of such projects, especially for companies that did not previously outsource such activities.

The complexity of our model, which encompasses a broad range of services including design and development, supply chain solutions, new product introduction, manufacturing and aftermarket services, often results in complex and challenging contractual obligations and unique customer requirements. In addition, program complexity and associated customer expectations have increased in recent years with respect to certain capabilities, commitments, allocation of risk and compliance with third party standards, requiring extraordinary measures to ensure operational execution and compliance within unique, non-standard engagements. This is especially relevant to our expanding aftermarket services business, where each customer program presents unique logistical, operational and supply chain risks that differ from those found in our manufacturing or engineering engagements. If we fail to meet those obligations, or are otherwise unable to execute on our commitments or unsuccessfully mitigate such risks, then it could result in claims against us, regulatory violations, or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts. A failure to adequately understand unique customer requirements may also impact our ability to estimate and ultimately recover associated costs, adversely affecting our financial results.

Many of the markets for our manufacturing, engineering, aftermarket and other services are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The sustained success of our business will depend upon our continued ability to:

•retain qualified engineering and technical personnel, and attract additional qualified personnel, especially in times of tight labor markets
•choose, maintain and enhance appropriate technological and service capabilities
•successfully manage the implementation and execution of information systems
•develop and market services that meet changing customer needs
•effectively execute our services and perform to our customers’ expectations, and
•successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

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

We design, manufacture and service products to our customers’ specifications, many of which are highly complex, for industries such as healthcare, aerospace and defense that have higher risk profiles. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design, manufacturing or servicing of these products, including as a result of business continuity issues. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes, servicing or a component defect, may result in delayed shipments to customers or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product or injury to person or property.

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

We experience component shortages, price fluctuations and supplier quality concerns.

We generally do not have long-term supply agreements. We have experienced from time to time and are currently experiencing significant component shortages and longer lead times due to supplier capacity constraints or their failure to deliver. The delays and shortages we experienced in fiscal 2021, and continue to experience, are the result of the global pandemic's impact on our suppliers and logistics providers, exacerbated by the general improvement in worldwide economic conditions as economies have emerged from the pandemic. Supply chain constraints can also be caused by world events, such as government policies, tariffs, trade wars, trade disputes and trade protection measures, terrorism, armed conflict, natural disasters, economic recession, increased demand due to economic growth, preferential allocations and other localized events. Further, we rely on a limited number of suppliers for many of the components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering components timely or at all. Supply shortages and delays in deliveries of components may result in delayed production of assemblies, which reduces our revenue and operating profit for the periods affected. Additionally, a delay in obtaining a particular component may result in other components for the related program being held for longer periods of time, increasing working capital, risking inventory obsolescence and negatively impacting our cash flow. We are currently experiencing higher inventory levels as a result of component shortages.

Due to the highly competitive nature of our industry, an inability to obtain sufficient inventory on a timely basis or successfully execute on our business continuity processes, could also harm relationships with our customers and lead to loss of business to our competitors.

In addition, components that are delivered to us may not meet our specifications or other quality criteria. Certain components provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement materials and parts may negatively affect our manufacturing operations. The inadvertent use of any such parts or products may also give rise to liability claims. Further, the commitments made to us by our suppliers, and the terms applicable to such relationships, may not match all the commitments we make to, and the terms of our arrangements with, our customers, and such variations may lead us to incur additional expense or liability and/or cause other disruptions to our business.

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

Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although, in general, our commercial contracts with our customers obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, we generally finance these purchases initially. In addition, suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which has led to an increase in inventory in the short term and may lead to increased, excess, or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

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

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. Due to the intellectual property we maintain on our systems related to high technology components, sub-components, manufacturing processes and our customers’ products, we are a likely target from various external and internal cyber threats, such as lone attackers, competitors, our customers’ competitors and nation states seeking to gain access to such intellectual property, as well as both unintentional and malicious internal threats. In addition, lone and organized crime elements have been known to extort money by encrypting their victims’ data (ransomware) and utilize their victims’ resources for unauthorized mining of cryptocurrency.

The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, fines and penalties, negative reactions from current and potential future customers, and reputational damage, any of which could adversely affect our financial results. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. This risk is enhanced as a result of an increase in our remote workforce due to the global pandemic and evolving flexible workplace practices, for example by reason of utilizing home networks that may lack encryption or secure password protection, virtual meeting/conference security concerns and increase of phishing/cyber-attacks around our remote workforce's digital resources.

Moreover, we are subject to increasing expectations and data security requirements from our customers, generally, as well as specific data handling requirements due to the nature of their end products, including those related to the Export Administration Regulations/International Traffic in Arms, Federal Acquisition Regulation, Defense Federal Acquisition Regulation Supplement and Cybersecurity Maturity Model Certification. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the European Union’s General Data Protection Regulation (the “GDPR”) and similar legislation in jurisdictions in which we operate impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly. Failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.

Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.

We have operations in many countries; operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, although we have repatriated a substantial amount of cash since the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) in 2017, a significant amount of our cash balances remain held outside of the U.S., with a particular concentration in Malaysia and China. We purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, including with the introduction of a new manufacturing facility in Bangkok, Thailand, subject us to the following risks that could materially impact our operations and operating results:

•economic, political or civil instability
•transportation delays or interruptions
•exchange rate fluctuations
•potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.
•changes in labor markets, such as government-mandated wage increases, increases to minimum wage requirements, changes in union-related laws and regulations, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures
•compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and GDPR, applicable to companies with global operations
•changes in the taxation of earnings both in the U.S. and in other countries
•reputational risks related to, among other factors, varying standards and practices among countries
•changes in duty rates
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

Changes in policies by or changes in elected officials of the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. The United States-Mexico-Canada Agreement (the "USMCA"), became effective July 1, 2020. While certain aspects of the USMCA may be positive, others, including potentially higher regulatory compliance costs, may have a negative impact on our business and adversely affect our operations in Mexico. Also, our current facilities in Mexico operate under the Mexican Maquiladora (“IMMEX”) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements.

Additionally, continued uncertainty regarding commercial dealings, tariffs and other trade protection measures between the U.S. and China may affect our ability to do business in China, may impact the cost of our products originating in China and may impact the demand for our products manufactured in China in the event our customers reduce their operations in China. These actions could also affect the cost and/or availability of components that we procure from suppliers in China. Government-imposed restrictions on where we can produce certain types of products or source components or with whom we can conduct business, such as named companies or industries identified in the 2021 National Defense Authorization Act, could limit our ability to sell or manufacture products or services in China, or source components from certain companies or geographies. These factors can negatively affect our revenues, costs and profitability as a result of having to minimize engagements in China or requiring us to shift such production or the sourcing of components to the U.S. or other higher-cost locations.

Given the lack of comparable precedent, the financial, trade and other legal implications of Brexit, or how such implications might affect us (as we also have operations in Scotland), remain unclear. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the U.K. and the E.U. or other countries, disrupt the stability of the E.U. generally and lead to a downturn in consumer sentiment. This could result in overall negative economic growth, as well as create legal, political, regulatory and global economic uncertainty. These and other potential implications could adversely affect our business and financial results.

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

A failure to comply with customer-driven policies and standards, and third-party certification requirements or standards could adversely affect our business and reputation.

In addition to government regulations and industry standards, our customers may require us to comply with their own or third-party quality standards, commercial terms, or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies and/or terms with our suppliers, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations.

Our compliance with these heightened and/or additional policies, standards and third-party certification requirements, and managing a supply chain in accordance therewith, could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability. In addition, our adoption of these standards could adversely affect our cost competitiveness, ability to provide customers with required service levels and ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices. In certain circumstances, to meet the requirements or standards of our customers we may be obligated to select certain suppliers or make other sourcing choices, and we may bear responsibility for adverse outcomes even if these matters are as the result of third-party actions or outside of our control.

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

Additionally, if third parties on whom we rely for products or services, such as component suppliers, are responsible for an infringement (including through the supply of counterfeit parts), we may or may not be able to hold them responsible and we may incur costs in defending claims or providing remedies. Such infringements may also cause our customers to abruptly discontinue selling the impacted products, which would adversely affect our net sales of those products and could affect our customer relationships more broadly. Similarly, claims affecting our suppliers could cause those suppliers to discontinue selling materials and components upon which we rely.

Risks impacting our PASSION MEETS PURPOSE – We are united as a team. We are guided by our values and leadership behaviors. We do the right thing to support our team members, communities and customers.

We depend on our workforce, and the inability to attract, develop and retain personnel or other personnel disruptions may harm our business.

If we fail to attract, develop and retain sufficient qualified personnel, including key leadership positions and highly skilled technical roles, our operations and, consequently, our financial results, could be adversely affected. A number of factors may adversely affect labor availability in one or more of our locations, including local labor laws and practices or union activities, wage pressure and changing wage requirements, increasing healthcare costs, restrictions on immigration or labor mobility, local competition, high employment rates and high turnover rates. These labor-related issues and labor shortages have become more pronounced likely as a result of the COVID-19 outbreak. We could also be subject to inflationary or other general labor cost increases due to current economic condition, which may increase our costs. If we are unable to offset these labor costs increases through price increases, growth or operational efficiencies, these inflationary or general labor cost increases could have a material adverse effect on our operating results and cash flows. Further, our adoption of certain third-party health, safety and other employment-related regulatory standards could adversely affect our ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices. Additionally, any of these factors could drive an increase in turnover rates within our existing workforce, which could lead to decreased efficiency and increased costs, such as increased over time to meet demand and increased wage rates to attract and retain employees.

We also depend on good relationships with our workforce, generally. Monitoring employee engagement and maintaining a healthy workplace culture based on our values and leadership behaviors is important to developing these good relationships and retaining a committed workforce. A failure to foster a strong, healthy culture, or a failure to adopt or maintain competitive policies and practices that enhance our workplace culture, such as those related to diversity and inclusion, workplace flexibility or other employee benefits, could adversely impact our ability to attract, develop and retain personnel and could substantially affect our operations and financial results.

From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service that affect our executive officers and other key employees, including those that are unexpected. Transitions or other changes in responsibilities among officers and key employees without having identified and ready successors for these critical roles, particularly when such changes are unanticipated, unplanned or not executed effectively, inherently can cause disruptions to our business and operations, as well as harm our reputation, which could have an effect on our results. Further, as we grow in size and complexity, a failure to continuously focus on the development of personnel and plan for the succession of critical roles may result in shortfalls in the talent required to execute effectively and affect our operations and financial results.

Global climate change and related emphasis on environmental, social and governance ("ESG") matters by various stakeholders could negatively affect our business.

Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

Specifically, certain stakeholders are beginning to require that we provide information on our plans relating to certain climate-related matters such as greenhouse gas emissions. Further, increased public awareness and concern regarding global climate change may result in new or enhanced legal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our customers’ products in various industries to our costs of compliance in the manufacturing and servicing of our customers’ products, all of which may impact our results of operations.

Climate changes, such as extreme weather conditions, create financial risk to our business. Global physical climate changes, including unseasonable weather conditions, could result in reduced demand or product obsolescence for certain of our customers’ products and/or price modifications for our customers’ products and the resources needed to produce them. This could in turn put pressure on our manufacturing costs and result in reduced profit margin associated with certain of our customer programs, or loss of customer programs that we may not be able to replace.

Climate changes could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks, such as our facilities in Malaysia at or near sea level.

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

The continuing COVID-19 outbreak, including the spread of its variants, poses the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. For example, in fiscal 2021, our operations across the globe were impacted at various times due to quarantines, travel restrictions, government-mandated workforce limitations and other factors affecting us and our suppliers. In addition, we experienced a temporary reduction of our operating capacity in Malaysia during our third and fourth quarters of fiscal 2021 as a result of government-mandated actions to control the spread of COVID-19. Finally, while our facilities, and those of some of our suppliers, have been classified as essential or otherwise permitted to operate in jurisdictions in which facility closures have been mandated, we can give no assurance that this will not change in the future or that we or our suppliers will continue to be permitted to conduct business in each of the jurisdictions in which we operate.

In addition to government-imposed shutdowns or restrictions on our business activities due to COVID-19, governments may impose vaccine or testing requirements on some or all of our employees. On September 9, 2021, President Biden issued an executive order which requires U.S-based contractors and subcontractors that work on or in support of contracts with the U.S. Government be fully vaccinated unless otherwise exempt for approved medical or religious exemptions. Further, on September 9, 2021, President Biden instructed the Occupational Safety and Health Administration ("OSHA") to develop an Emergency Temporary Standard ("ETS") mandating either full vaccination or weekly testing of employees for employers with more than 100 employees. The ETS on vaccination and testing was officially filed in the Office of the Federal Register on November 4, 2021, and became effective when published on November 5, 2021. We have been assessing the applicability of these executive actions to our business and are taking steps to prepare to comply, as required. Other jurisdictions in which we operate may also mandate vaccinations or testing. Implementation of mandatory vaccinations or weekly testing requirements may result in increased costs of compliance, labor attrition, including critically skilled labor, difficulty attracting and retaining future employees and loss of revenues associated with U.S. government contracts or subcontracts, all of which could have a material adverse effect on our business, financial condition and results of operations.

We also have modified our business practices for the continued health and safety of our employees. We may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers and customers have also implemented such measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us, our suppliers, or our customers could impact customer demand, supplier deliveries, our productivity and costs, which could have a material adverse impact on our business, financial condition, or results of operations.

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

The foregoing and other continued disruptions to our business as a result of COVID-19 has had and could continue to have a material adverse effect on our business, results of operations and financial condition.

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

Our industry frequently sees periods of expansion and contraction. We regularly contend with these issues and must carefully manage our business to meet changing customer and market requirements. If we fail to manage these growth and contraction decisions effectively, as well as fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer. Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, we are expanding our geographic locations and constructing a new manufacturing facility in Bangkok, Thailand, to supplement our footprint in the Asia-Pacific region. In addition, we may expand our operations in new geographical areas where currently we do not operate. If we are unable to effectively manage this or other expansions or consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. Other risks of current or future expansions, acquisitions and consolidations include:

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

Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring costs.

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

Our effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the U.S. (including additional guidance and interpretations related to U.S. Tax Reform or potential passage of tax regulation changes under the U.S. presidential administration) or other countries, could continue to have a material impact on our operating results. Among other things, we have been, and are expected to continue to be, affected by the global intangible low-taxed income provisions added by U.S. Tax Reform and related new tax legislation, interpretations and guidance. Our effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. In addition, the implementation of U.S. Tax Reform has required the use of estimates, which may be refined in future periods. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance or if the terms and conditions of the tax holiday are unfavorably altered by the local taxing authorities, changes to U.S. tax policy or the establishment of a global minimum tax.

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

Although we have credit facilities, we cannot be certain that our existing credit arrangements will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations and/or increased working capital needs. In addition, if we do not comply with the covenants under our credit facility, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit facility and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle. While we currently believe we have ample liquidity to manage the financial impact of COVID-19, we can give no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general.

Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. In addition, we also have receivables factoring programs. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates increase.

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

The elimination of the London Interbank Offering Rate ("LIBOR") could adversely affect our business, results of operations or financial condition.

Borrowings under our credit facilities use LIBOR as a benchmark for establishing the applicable interest rate. The U.K.’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our borrowings, and increased borrowing costs in the future. Management continues to evaluate the LIBOR exposure risks.

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities are comprised of an integrated network of manufacturing and engineering centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 4.5 million square feet of active capacity. This includes approximately 2.1 million square feet in AMER, approximately 2.0 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our active facilities as of October 2, 2021 are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico (1)	Manufacturing/Engineering	741,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	41,000	Leased
Portland, Oregon	Manufacturing	29,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,480,000	Owned
Hangzhou, China (1)	Manufacturing	245,000	Leased
Xiamen, China	Manufacturing	133,000	Owned
Xiamen, China (1)	Manufacturing	122,000	Leased
Kaki Bukit, Singapore	Manufacturing	12,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	21,000	Leased

(1)The facilities in Guadalajara, Mexico, Buffalo Grove, Illinois, Penang, Malaysia, Hangzhou, China, and Xiamen, China include more than one building.

In the second quarter of fiscal 2021, construction began on a new manufacturing facility in Bangkok, Thailand. Construction is anticipated to be completed in the latter half of fiscal 2022. In the fourth quarter of fiscal 2021, we took possession of a leased manufacturing facility in Haining, China. It is expected to become an active facility in the second quarter of fiscal 2022.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
Our common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 30, 2016, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

220
200
180
160
140
120
100
80
60
DOLLARS
2016
2017
2018
2019
2020
2021
Plexus
Nasdaq-Electronic Components
S&P 400

Comparison of Cumulative Total Return

	2016	2017	2018	2019	2020	2021
Plexus	$100	$120	$125	$134	$152	$195
Nasdaq-Electronic Components	100	126	134	138	148	200
S&P 400	100	116	130	124	123	173
Shareholders of Record
As of November 15, 2021, we had 390 shareholders of record.
Dividends
We have not paid any cash dividends in the past. We currently anticipate that in the foreseeable future the majority of earnings will be retained to finance the development of our business through capital expenditures and working capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate and market conditions may allow. However, our Board of Directors evaluates from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for additional discussion of our intentions regarding dividends as well as a description of loan covenants that could restrict our ability to make future dividend payments.

Issuer Purchases of Equity Securities

The following table provides the specified information about the repurchases of shares by us during the three months ended October 2, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 4, 2021 to July 31, 2021	126,637	$87.36	126,637	$15,064,154
August 1, 2021 to August 28, 2021	144,212	88.40	144,212	2,316,330
August 29, 2021 to October 2, 2021	60,072	90.55	60,072	$46,876,967
	330,921	$88.39	330,921
(1) On August 13, 2020, the Board of Directors approved a new share repurchase plan under which we are authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there then existed a total of $100.0 million in share repurchase authority under the program. On August 11, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program during the fourth quarter of fiscal 2021. The 2022 Program has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2022 Program as of October 2, 2021.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a team of approximately 19,200 individuals who are dedicated to providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services. We are a global leader that specializes in serving customers in industries with highly complex products and demanding regulatory environments. Plexus delivers customer service excellence to leading companies by providing innovative, comprehensive solutions throughout a product’s lifecycle. We engineer innovative solutions for customers in growth markets and focus on partnering with leading global companies in the Industrial, Healthcare/Life Sciences and Aerospace/Defense market sectors. We deliver comprehensive end-to-end solutions in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide an analysis of both short-term results and future prospects from management’s perspective, including an assessment of the financial condition and results of operations, events and uncertainties that are not indicative of future operations and any other financial or statistical data that we believe will enhance the understanding of our company’s financial condition, cash flows and other changes in financial condition and results of operations. The information should be read in conjunction with our consolidated financial statements included herein and "Risk Factors" included in Part I, Item 1A herein.

A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended October 3, 2020, which was filed with the SEC on November 20, 2020, and is available on the SEC’s website at www.sec.gov as well as our Inventor Relations website at www.plexus.com.
COVID-19 Update
We continue to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.

The health and safety of our employees is a top priority for us. We have progressively implemented measures to safeguard our employees from the COVID-19 infection and exposure and have made significant efforts to mitigate the effects of regulatory authority restrictions on our operations through a combination of adjustments in our shift patterns, flexible work arrangements, productivity improvements, facility enhancements to support social distancing and optimizing employee capability to work from home, if needed. These efforts will continue as requirements change, new risks are identified and infections impact us.

We have experienced labor shortages due to COVID-19 quarantines or workforce curtailments, particularly in Malaysia during the latter half of fiscal 2021, as the virus spread. Due to high vaccination rates among our team in Malaysia recently achieved, we do not expect the labor challenges in the region to persist. However, the spread and resurgence of the COVID-19 virus in other jurisdictions we operate may make our ability to mitigate the impacts of the pandemic on our productivity more challenging.

We remain in close contact with our suppliers to understand the impacts of COVID-19 on their businesses and operations. Our suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers as a result of COVID-19. We have experienced, and expect to continue to experience in fiscal 2022, an inability to procure certain components and materials on a timely basis due to worsening supply chain shortages likely as a result of the COVID-19 pandemic. We continue to take steps to validate our suppliers’ ability to deliver to us on time, but anticipate that the extended lead times will require us to make additional investments in inventory to satisfy customer demand.

The combination of labor reductions, particularly in Malaysia, and worsening supply chain constraints has impacted our ability to meet customer demand, and as a result, negatively impacted revenue compared to expectations. The global supply chain constraints will limit our ability to capture the robust demand from our customers entering fiscal 2022. We continue to maintain additional resources to help mitigate component constraint challenges and the operating inefficiencies COVID-19 has created, but note these inefficiencies place additional burden on operating results.

The global supply chain constraints have led to inflation in many of the components we acquire, as well as labor and operating costs. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results.

We believe we are positioned with a strong balance sheet. As of the end of fiscal 2021, cash and cash equivalents and restricted cash were $271 million, while debt, finance lease obligations and other financing were $253 million. Borrowings under our Credit Facility as of October 2, 2021 were $55 million, leaving $295 million of our revolving commitment of $350 million available for use as of October 2, 2021. Refer to Note 4, "Debt, Finance Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part II, Item 7 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2021	2020
Net sales	$3,368.9	$3,390.4
Cost of sales	3,045.6	3,077.7
Gross profit	323.3	312.7
Gross margin	9.6%	9.2%
Operating income	176.3	153.4
Operating margin	5.2%	4.5%
Other expense	15.9	18.0
Income tax expense	21.5	17.9
Net income	138.9	117.5
Diluted earnings per share	$4.76	$3.93
Return on invested capital*	15.4%	14.0%
Economic return*	7.3%	5.2%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. Fiscal 2021 net sales decreased $21.5 million, or 0.6%, as compared to fiscal 2020.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors. Beginning in fiscal 2021, we consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.
As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2021	2020
General Electric Company ("GE")	11.2%	11.7%
Top 10 customers	55.2%	55.2%

A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2021	2020
Net sales:
AMER	$1,317.4	$1,327.8
APAC	1,850.6	1,824.8
EMEA	312.7	349.1
Elimination of inter-segment sales	(111.8)	(111.3)
Total net sales	$3,368.9	$3,390.4
AMER. Net sales for fiscal 2021 in the AMER segment decreased $10.4 million, or 0.8%, as compared to fiscal 2020. The decrease in net sales was driven by overall net decreased customer end-market demand, primarily within the Healthcare/Life Sciences sector and with commercial aerospace customers in the Aerospace/Defense sector likely as a result of COVID-19. The decrease was also driven by a reduction in net sales of $12.6 million due to disengagements with customers and a $14.1 million decrease for end-of-life products. These decreases were partially offset by a $72.9 million increase in production ramps for new customers, partially inclusive of increased demand likely as a result of COVID-19, and a $30.4 million increase in production ramps of new products for existing customers.
APAC. Net sales for fiscal 2021 in the APAC segment increased $25.8 million, or 1.4%, as compared to fiscal 2020. The increase in net sales was driven by a $19.5 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, partially inclusive of decreased demand likely as a result of COVID-19. These increases were partially offset by a $6.0 million decrease in the partial loss of a program with an existing customer, a $5.4 million decrease for an end-of-life product as well as reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the region.
EMEA. Net sales for fiscal 2021 in the EMEA segment decreased $36.4 million, or 10.4%, as compared to fiscal 2020. The decrease in net sales was driven by overall net decreased customer end-market demand, inclusive of decreased demand likely as a result of COVID-19, and a $14.0 million decrease for an end-of-life product likely as a result of COVID-19.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

	2021	2020
Net sales:
Industrial	$1,549.0	$1,520.4
Healthcare/Life Sciences	1,326.9	1,258.4
Aerospace/Defense	493.0	611.6
Total net sales	$3,368.9	$3,390.4
Industrial. Net sales for fiscal 2021 in the Industrial sector increased $28.6 million, or 1.9%, as compared to fiscal 2020. The increase was driven by overall net increased customer end-market demand, a $23.8 million increase in production ramps for new customers and a $6.6 million increase in production ramps of new products for existing customers. The increase was partially offset by a decrease of $16.1 million due to disengagements with customers, a $5.4 million decrease for end-of-life products as well as reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the APAC region.
Healthcare/Life Sciences. Net sales for fiscal 2021 in the Healthcare/Life Sciences sector increased $68.5 million, or 5.4%, as compared to fiscal 2020. The increase in net sales was driven by a $40.2 million increase in production ramps of new products for existing customers. The increase was also due to a $37.8 million increase in production ramps for a new customer and overall net increased customer end-market demand, both inclusive of increased demand likely as a result of COVID-19. The increase was partially offset by a $28.1 million decrease for end-of-life products, partially as a result decreased demand in critical care products likely due to COVID-19, a $6.0 million decrease due to the partial loss of a program with an existing customer as well as reduced operating capacity due to mandated workforce curtailments for manufacturers in certain parts of the APAC region.
Aerospace/Defense. Net sales for fiscal 2021 in the Aerospace/Defense sector decreased $118.6 million, or 19.4%, as compared to fiscal 2020. The decrease was driven by net decreased customer end-market demand, primarily with commercial aerospace customers likely due to COVID-19. The decrease was partially offset by a $20.0 million increase in production ramps for new customers.

Cost of sales. Cost of sales for fiscal 2021 decreased $32.1 million, or 1.0%, as compared to fiscal 2020. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In fiscal 2021 and 2020, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs in fiscal 2021 and 87% of these costs in 2020 were related to material and component costs.
As compared to fiscal 2020, the decrease in cost of sales in fiscal 2021 was primarily driven by the decrease in net sales, favorable customer mix and decreased costs associated with COVID-19. These decreases were partially offset by an increase in fixed costs.
Gross profit. Gross profit for fiscal 2021 increased $10.6 million, or 3.4%, as compared to fiscal 2020. Gross margin of 9.6% increased 40 basis points compared to fiscal 2020. The primary driver of the increase in gross profit and gross margin as compared to fiscal 2020 was the favorable customer mix as well as decreased employee compensation and supplies costs associated with COVID-19. This was partially offset by the decrease in net sales and an increase in fixed costs.
Operating income. Operating income for fiscal 2021 increased $22.9 million, or 14.9%, as compared to fiscal 2020 as a result of the increase in gross profit, a $9.6 million decrease in selling and administrative expenses ("S&A") and a $2.7 million decrease in restructuring and impairment charges. The decrease in S&A was primarily due to a decrease in bad debt expense and a decrease in incentive compensation expenses. Operating margin of 5.2% increased 70 basis points compared to fiscal 2020, primarily due to the increase in gross margin and reduction of S&A as a result of factors previously discussed.
A discussion of operating income by reportable segment for the indicated fiscal years is presented below (in millions):

	2021	2020
Operating income (loss):
AMER	$62.3	$38.1
APAC	238.8	246.6
EMEA	(0.9)	1.5
Corporate and other costs	(123.9)	(132.8)
Total operating income	$176.3	$153.4
AMER. Operating income increased $24.2 million in fiscal 2021 as compared to fiscal 2020, primarily as a result of a positive shift in customer mix, improvements in labor productivity, reduced fixed costs and decreased costs associated with COVID-19. In addition, there was a decrease in S&A primarily due to a decrease in bad debt expense. This was partially offset by a decrease in net sales.
APAC. Operating income decreased $7.8 million in fiscal 2021 as compared to fiscal 2020, primarily as a result of reductions in labor productivity, an increase in fixed costs to support new program ramps and a negative shift in customer mix. This was partially offset by an increase in net sales and a decrease in S&A.
EMEA. Operating income decreased $2.4 million in fiscal 2021 as compared to fiscal 2020 primarily as a result of decreased net sales, a decrease in labor productivity and an increase in S&A. This was partially offset by a positive shift in customer mix.
Other expense. Other expense for fiscal 2021 decreased $2.1 million as compared to fiscal 2020. The decrease in other expense for fiscal 2021 was primarily due to the decrease in interest expense of $1.9 million and factoring fees of $1.2 million. The decrease was partially offset by an increase of $0.6 million in foreign exchange losses as well as a decrease of $0.5 million in interest income.
Income taxes. Income tax expense for fiscal 2021 was $21.5 million compared to $17.9 million for fiscal 2020. The increase is primarily due to the geographic distribution of worldwide earnings and an increase in pre-tax income.
Our annual effective tax rate varies from the U.S. statutory rate of 21.0% primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary located in the APAC segment where we derive a significant portion of our earnings. Our effective tax rate may also be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
We have been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which we expect to continue to comply. In fiscal 2021 and 2020, the holiday resulted in tax reductions, net of the impact of the global intangible low-taxed income ("GILTI") provisions of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform"), of approximately $34.4 million ($1.20 per basic share, $1.18 per diluted share) and $28.3 million ($0.97 per basic share, $0.95 per diluted share), respectively.

See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding our tax rate.
The annual effective tax rate for fiscal 2022 is expected to be approximately 13.0% to 15.0% assuming no changes to tax laws.
Net Income. Net income for fiscal 2021 increased $21.4 million, or 18.2%, from fiscal 2020 to $138.9 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $4.76 in fiscal 2021 from $3.93 in fiscal 2020 primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
Return on Invested Capital ("ROIC") and economic return. We use a financial model that is aligned with our business strategy and includes a ROIC goal of 500 basis points over our weighted average cost of capital ("WACC"), which we refer to as "economic return."
Non-GAAP financial measures, including ROIC and economic return, are used for internal management goals and decision making because such measures provide management and investors additional insight into financial performance. In particular, we provide ROIC and economic return because we believe they offer insight into the metrics that are driving management decisions because we view ROIC and economic return as important measures in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use ROIC as a performance criteria in determining certain elements of compensation and certain compensation incentives are based on economic return performance.
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
We review our internal calculation of WACC annually. Our WACC was 8.1% for fiscal 2021 and 8.8% for fiscal 2020. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. Fiscal 2021 ROIC of 15.4% reflects an economic return of 7.3%, based on our weighted average cost of capital of 8.1%, and fiscal 2020 ROIC of 14.0% reflects an economic return of 5.2%, based on our weighted average cost of capital of 8.8% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal years (dollars in millions):

	2021	2020
Adjusted operating income (tax effected)	$156.2	$137.1
Average invested capital	1,014.7	980.0
After-tax ROIC	15.4%	14.0%
WACC	8.1%	8.8%
Economic return	7.3%	5.2%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $270.5 million as of October 2, 2021, as compared to $387.9 million as of October 3, 2020.
As of October 2, 2021, 88% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of U.S. Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before U.S. Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $53.6 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining five years (in millions):

2022	$5.6
2023	5.6
2024	10.6
2025	14.2
2026	17.6
Total	$53.6
Cash Flows. The following table provides a summary of cash flows for fiscal 2021 and 2020 (in millions):

	2021	2020
Cash provided by operating activities	$142.6	$210.4
Cash used in investing activities	(57.0)	(49.9)
Cash used in financing activities	(203.9)	(1.5)
Effect of exchange rate changes on cash and cash equivalents	0.9	2.6
Net increase (decrease) in cash and cash equivalents and restricted cash	$(117.4)	$161.6

Operating Activities. Cash flows provided by operating activities were $142.6 million for fiscal 2021, as compared to $210.4 million for fiscal 2020. The decrease was primarily due to cash flow (reductions) improvements of:

•$21.4 million increase in net income.
•$(150.1) million in inventory cash flows driven by increased inventory levels to support the ramp of customer programs and longer lead times for certain components as a result of supply chain constraints heightened by the COVID-19 outbreak.
•$(42.3) million in accounts receivable cash flows, which resulted from decreased factoring activity, the timing of customer shipments and payments as well as the mix of customer payment terms.
•$(29.4) million in other current and non-current asset cash flows, driven by an increase in prepaid expenses and miscellaneous receivables.
•$40.8 million in other current and non-current liabilities cash flows driven by an increase in advance payments from customers.
•$46.7 million in accounts payables cash flows driven by increased purchasing activity to support the ramp of customer programs and supply chain constraints to obtain certain components heightened by the COVID-19 outbreak.
•$25.5 million in customer deposit cash flows driven by significant deposits received from two customers in the current year to cover certain inventory balances, partially offset by three significant deposits received in the prior year.
•$21.1 million in contract assets cash flows, driven by consistent demand from customers who recognized revenue over time in the current year compared to growing demand in the prior year.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	October 2, 2021	October 3, 2020
Days in accounts receivable	56	48
Days in contract assets	13	11
Days in inventory	116	85
Days in accounts payable	(76)	(57)
Days in cash deposits	(24)	(18)
Annualized cash cycle	85	69
We calculate days in accounts receivable and contract assets as each balance sheet item for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate annualized cash cycle as the sum of days in accounts receivable, days in contract assets and days in inventory, less days in accounts payable and days in cash deposits.
As of October 2, 2021, annualized cash cycle days increased sixteen days compared to October 3, 2020 due to the following:
Days in accounts receivable for the three months ended October 2, 2021 increased eight days compared to the three months ended October 3, 2020. The increase is primarily attributable to the timing of customer shipments and payments, mix of customer payment terms and a decrease in factored receivables.
Days in contract assets for the three months ended October 2, 2021 increased two days compared to the three months ended October 3, 2020. The increase is primarily attributable to overall decreased net sales.
Days in inventory for the three months ended October 2, 2021 increased thirty-one days compared to the three months ended October 3, 2020. The increase is due to increased inventory levels to support the ramp of customer programs and longer lead times for certain components as a result of supply chain constraints heightened by the COVID-19 outbreak, as well as the decrease in net sales.
Days in accounts payable for the three months ended October 2, 2021 increased nineteen days compared to the three months ended October 3, 2020. The increase is due to increased purchasing activity and supply chain constraints to obtain certain components heightened by the COVID-19 outbreak, as well as the decrease in net sales.
Days in cash deposits for the three months ended October 2, 2021 increased six days compared to the three months ended October 3, 2020. The increase was primarily attributable to significant deposits received from three customers to cover certain inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $85.5 million for fiscal 2021 compared to $160.3 million for fiscal 2020, a decrease of $74.8 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	2021	2020
Cash flows provided by operating activities	$142.6	$210.4
Payments for property, plant and equipment	(57.1)	(50.1)
Free cash flow	$85.5	$160.3

Investing Activities. Cash flows used in investing activities were $57.0 million for fiscal 2021 compared to $49.9 million for fiscal 2020. The increase in cash used in investing activities was due to a $7.0 million increase in capital expenditures, primarily due to our manufacturing footprint expansion in Bangkok, Thailand.
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2021. We currently estimate capital expenditures for fiscal 2022 will be approximately $100.0 million to $120.0 million, with manufacturing footprint expansion in Bangkok, Thailand, being the primary use of our capital expenditures. The remainder is expected to be used to support new program ramps and replace older equipment.
Financing Activities. Cash flows used in financing activities were $203.9 million for fiscal 2021 compared to $1.5 million for fiscal 2020. The increase was primarily attributable to an increase in net payments on the Credit Facility of $126.0 million, an increase of $67.1 million in cash used to repurchase our common stock and a $9.3 million decrease in proceeds from the exercise of stock options.
On August 20, 2019, the Board of Directors approved a share repurchase program under which we were authorized to repurchase $50.0 million of our common stock (the "2019 Program"). The 2019 Program commenced upon completion of share repurchase programs. During fiscal 2021 and 2020, the Company repurchased 73,560 and 609,935 shares under this program for $5.3 million and $41.4 million at an average price of $72.44 and $67.86 per share, respectively.
On August 13, 2020, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there then existed a total of $100.0 million in share repurchase authority under the program. The 2021 program commenced upon completion of the 2019 Program during the first quarter of fiscal 2021. During fiscal 2021, the Company repurchased 1,171,246 shares under this program for $100.0 million at an average price of $85.40 per share.
On August 11, 2021, the Board of Directors approved a new share repurchase program under which we were authorized to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. The 2022 Program has no expiration. During fiscal 2021, the Company repurchased 34,381 shares under this program for $3.1 million at an average price of $90.16 per share. As of October 2, 2021, $46.9 million of authority remained under the 2022 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of October 2, 2021, we were in compliance with the covenants under the 2018 NPA.
On May 15, 2019, we refinanced our then-existing senior unsecured revolving credit facility by entering into a new five-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During fiscal 2021, the highest daily borrowing was $148.0 million; the average daily borrowings were $70.0 million. We borrowed $376.0 million and repaid $321.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2021. As of October 2, 2021, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused revolving commitment based on our leverage ratio; the fee was 0.10% as of October 2, 2021.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, we entered into Amendment No. 1 to the Credit Facility (the "Amendment") in response to the COVID-19 outbreak, which amended the Credit Facility, dated as of May 15, 2019. The Amendment modified certain provisions of the Credit Facility to, among other things, provide Term Loans for $138.0 million. Term Loans borrowed under the new facility were funded in a single draw on May 4, 2020 and were scheduled to mature on April 28, 2021. On January 29, 2021, we terminated the Term Loans through repayment of the $138.0 million outstanding using borrowings from the revolving commitment under the Credit Facility. Outstanding

Term Loans bore interest, at our option, at a eurocurrency rate (subject to a floor of 1.0%) plus a margin of 1.75% per annum or at a base rate (subject to a floor of 2.0%) plus a margin of 0.75% per annum.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other agreements with banks, under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of October 2, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of October 2, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $730.5 million and $834.4 million of trade accounts receivable under these programs during fiscal 2021 and 2020, respectively, in exchange for cash proceeds of $728.4 million and $831.2 million, respectively. As of October 2, 2021 and October 3, 2020, $176.0 million and $244.3 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe we are positioned with a strong balance sheet as we face the future challenges presented by COVID-19. As of the end of the fourth quarter of fiscal 2021, cash and cash equivalents and restricted cash were $271 million, while debt, finance lease obligations and other financing were $253 million. In addition to our strong balance sheet, we have significant funding availability through our Credit Facility, should future needs arise. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 2, 2021 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2022	2023-2024	2025-2026	2027 and thereafter
Debt Obligations (1)	$236.0	$61.2	$12.3	$108.3	$54.2
Finance Lease Obligations	120.9	9.4	12.8	10.4	88.3
Operating Lease Obligations	55.3	10.8	16.2	10.3	18.0
Purchase Obligations (2)	1,619.1	1,424.1	192.8	1.5	0.7
Repatriation Tax on Undistributed Foreign Earnings (3)	53.6	5.6	16.2	31.8	—
Other Liabilities on the Balance Sheet (4)	18.8	4.5	3.1	0.2	11.0
Other Liabilities not on the Balance Sheet (5)	8.3	3.8	1.2	—	3.3
Total Contractual Cash Obligations	$2,112.0	$1,519.4	$254.6	$162.5	$175.5

1)Debt obligations includes $150.0 million in principal amount of 2018 Notes and $55.0 million of borrowings on the revolving commitment of the Credit Facility, as well as interest.
2)Purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.
3)Repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to U.S. Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.
4)Other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $4.6 million, as of October 2, 2021, related to unrecognized income tax benefits. We cannot make reliable estimates of the future cash flows by period related to these obligations.
5)Other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 "Description of Business and Significant Accounting Policies" of Notes to Consolidated Financial Statements. During fiscal 2021 there were no material changes to these policies. Our more critical accounting estimates are described below:
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
For contracts requiring over time revenue recognition, we calculate the revenue to recognize using the costs incurred to date plus a reasonable profit margin. We use historical information to estimate the profit margin associated with the performance obligation that is satisfied over time. We reevaluate our estimate of profit margins on a quarterly basis. While experience has shown that trends in profit margins are not volatile, changes in pricing or cost efficiencies could create significant fluctuations for certain performance obligations. As actual experience becomes available, we use the data to update the historical averages and compare the results to estimates. Based on review of profits margins we update our estimate to the model as necessary.
See Note 15 "Revenue from Contracts with Customers" of Notes to Consolidated Financial Statements for further information on our revenue recognition policies.
Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, we take into account such factors as:
•Prior earnings history. A pattern of recent financial reporting losses in a jurisdiction is heavily weighted as a source of negative evidence. We also consider the strength and trend of earnings, as well as other relevant factors. In certain circumstances, historical earnings may not be as relevant due to changes in our business operations;
•Expected future earnings. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are an additional source of positive evidence;
•Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence.

See Note 6 "Income Taxes" of Notes to Consolidated Financial Statements for further information on our income tax policies.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2021	2020
Net Sales	10%	10%
Total Costs	16%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of October 2, 2021, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
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
As of October 2, 2021, our only material interest rate risk is associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at our option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on our then-current leverage ratio (as defined in the Credit Facility). As of October 2, 2021, the borrowing rate under the Credit Facility was LIBOR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of October 2, 2021, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
October 2, 2021

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Plexus Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Plexus Corp. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Arrangements with customers for which revenue is recognized over time

As described in Note 15 to the consolidated financial statements, approximately 91% of the Company’s revenue for the year ended October 2, 2021 was recognized as products were produced or services were rendered over time. Revenue is recognized over time for arrangements with customers for which (i) the Company’s performance does not create an asset with an alternative use to the Company and (ii) the Company has an enforceable right to payment, including a reasonable profit margin, for performance completed to date. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. If either of these two conditions are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement. Management recognizes revenue over time using a cost-based input measurement of progress. Under this method, the extent of progress towards completion is measured based on the costs incurred to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 19, 2021

We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019
(in thousands, except per share data)

	2021	2020	2019
Net sales	$3,368,865	$3,390,394	$3,164,434
Cost of sales	3,045,569	3,077,688	2,872,596
Gross profit	323,296	312,706	291,838
Selling and administrative expenses	143,761	153,331	148,105
Restructuring and impairment charges	3,267	6,003	1,678
Operating income	176,268	153,372	142,055
Other income (expense):
Interest expense	(14,253)	(16,162)	(12,853)
Interest income	1,372	1,878	1,949
Miscellaneous, net	(2,976)	(3,691)	(5,196)
Income before income taxes	160,411	135,397	125,955
Income tax expense	21,499	17,918	17,339
Net income	$138,912	$117,479	$108,616
Earnings per share:
Basic	$4.86	$4.02	$3.59
Diluted	$4.76	$3.93	$3.50
Weighted average shares outstanding:
Basic	28,575	29,195	30,271
Diluted	29,167	29,916	31,074
Comprehensive income:
Net income	$138,912	$117,479	$108,616
Other comprehensive income (loss):
Derivative instrument and other fair value adjustments	(1,165)	1,831	1,050
Foreign currency translation adjustments	3,240	10,894	(6,855)
Other comprehensive income (loss)	2,075	12,725	(5,805)
Total comprehensive income	$140,987	$130,204	$102,811
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 2, 2021 and October 3, 2020
(in thousands, except per share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$270,172	$385,807
Restricted cash	341	2,087
Accounts receivable, net of allowances of $1,188 and $3,597, respectively	519,684	482,086
Contract assets	115,283	113,946
Inventories, net	972,312	763,461
Prepaid expenses and other	53,094	31,772
Total current assets	1,930,886	1,779,159
Property, plant and equipment, net	395,094	383,661
Operating lease right-of-use assets	72,087	69,879
Deferred income taxes	27,385	21,422
Other assets	36,441	35,727
Total non-current assets	531,007	510,689
Total assets	$2,461,893	$2,289,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$66,313	$146,829
Accounts payable	634,969	516,297
Customer deposits	204,985	159,972
Accrued salaries and wages	75,394	76,927
Other accrued liabilities	147,042	103,492
Total current liabilities	1,128,703	1,003,517
Long-term debt and finance lease obligations, net of current portion	187,033	187,975
Long-term accrued income taxes payable	47,974	53,899
Long-term operating lease liabilities	37,970	36,779
Deferred income taxes payable	5,677	6,433
Other liabilities	26,304	23,765
Total non-current liabilities	304,958	308,851
Total liabilities	1,433,661	1,312,368
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 53,849 and 53,525 shares issued, respectively, and 28,047 and 29,002 shares outstanding, respectively	538	535
Additional paid-in capital	639,778	621,564
Common stock held in treasury, at cost, 25,802 and 24,523 shares, respectively	(1,043,091)	(934,639)
Retained earnings	1,433,991	1,295,079
Accumulated other comprehensive loss	(2,984)	(5,059)
Total shareholders’ equity	1,028,232	977,480
Total liabilities and shareholders’ equity	$2,461,893	$2,289,848
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019
(in thousands)

	2021	2020	2019
Common stock - shares outstanding
Beginning of period	29,002	29,004	31,838
Exercise of stock options and vesting of other share-based awards	323	608	350
Treasury shares purchased	(1,278)	(610)	(3,184)
End of period	28,047	29,002	29,004

Total stockholders' equity, beginning of period	$977,480	$865,576	$921,143
Common stock - par value
Beginning of period	535	529	526
Exercise of stock options and vesting of other share-based awards	3	6	3
End of period	538	535	529
Additional paid-in capital
Beginning of period	621,564	597,401	581,488
Share-based compensation expense	24,326	24,280	21,335
Exercise of stock options and vesting of other share-based awards, including tax withholding	(6,112)	(117)	(5,422)
End of period	639,778	621,564	597,401
Treasury stock
Beginning of period	(934,639)	(893,247)	(711,138)
Treasury shares purchased	(108,452)	(41,392)	(182,109)
End of period	(1,043,091)	(934,639)	(893,247)
Retained earnings
Beginning of period	1,295,079	1,178,677	1,062,246
Net income	138,912	117,479	108,616
Cumulative effect adjustment for adoption of new accounting pronouncements (1)	—	(1,077)	7,815
End of period	1,433,991	1,295,079	1,178,677
Accumulated other comprehensive loss
Beginning of period	(5,059)	(17,784)	(11,979)
Other comprehensive income (loss)	2,075	12,725	(5,805)
End of period	(2,984)	(5,059)	(17,784)
Total stockholders' equity, end of period	$1,028,232	$977,480	$865,576

(1) See Note 1, "Description of Business and Significant Accounting Policies," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019
(in thousands)

	2021	2020	2019
Cash flows from operating activities
Net income	$138,912	$117,479	$108,616
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	61,014	56,690	52,206
Deferred income taxes	(3,388)	(3,583)	(9,764)
Share-based compensation expense and related charges	24,763	24,280	21,335
Provision for allowance for doubtful accounts	(2,405)	2,405	—
Asset impairment charges	—	3,052	—
Other, net	1,855	1,358	204
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(33,477)	8,796	(96,694)
Contract assets	(1,385)	(22,488)	(14,526)
Inventories	(206,510)	(56,420)	18,798
Other current and non-current assets	(26,028)	3,343	(3,728)
Accrued income taxes payable	(8,746)	(9,570)	4,125
Accounts payable	111,781	65,097	(56,724)
Customer deposits	44,359	18,864	49,652
Other current and non-current liabilities	41,832	1,065	41,800
Cash flows provided by operating activities	142,577	210,368	115,300
Cash flows from investing activities
Payments for property, plant and equipment	(57,099)	(50,088)	(90,600)
Other, net	126	237	1,241
Cash flows used in investing activities	(56,973)	(49,851)	(89,359)
Cash flows from financing activities
Borrowings under debt agreements	376,739	679,042	1,084,500
Payments on debt and finance lease obligations	(466,063)	(638,298)	(993,588)
Debt issuance costs	—	(699)	(603)
Repurchases of common stock	(108,452)	(41,392)	(182,109)
Proceeds from exercise of stock options	3,555	12,827	2,614
Payments related to tax withholding for share-based compensation	(9,664)	(12,938)	(8,033)
Cash flows used in financing activities	(203,885)	(1,458)	(97,219)
Effect of exchange rate changes on cash and cash equivalents	900	2,581	(154)
Net (decrease) increase in cash and cash equivalents and restricted cash	(117,381)	161,640	(71,432)
Cash and cash equivalents and restricted cash:
Beginning of period	387,894	226,254	297,686
End of period	$270,513	$387,894	$226,254
Supplemental disclosure information:
Interest paid	$14,116	$14,885	$15,701
Income taxes paid	$39,932	$31,458	$26,277
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been a dedicated partner to companies by providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. We help accelerate our customers' time to market, streamline supply chain engagements, reduce their investment in engineering and manufacturing capacity, and optimize total product cost. We are a global leader with approximately 19,200 individuals that specializes in serving customers in the Industrial, Healthcare/Life Sciences, and Aerospace/Defense market sectors with highly complex products and demanding regulatory environments. We deliver comprehensive end-to-end solutions in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions.
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2020 included 53 weeks; therefore, the first quarter of fiscal 2020 included 14 weeks while all other fiscal quarters presented herein included 13 weeks. Fiscal 2021 and fiscal 2019 each included 52 weeks.
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
Cash and Cash Equivalents and Restricted Cash: Cash equivalents include short-term highly liquid investments and are classified as Level 1 in the fair value hierarchy described below. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that the Company continues servicing and is contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser of the receivables. Restricted cash is also classified as Level 1 in the fair value hierarchy described below.
As of October 2, 2021 and October 3, 2020, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	2021	2020
Cash	$173,018	$121,320
Money market demand accounts and other	97,154	264,487
Restricted cash	341	2,087
Total cash and cash equivalents and restricted cash	$270,513	$387,894
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
In certain instances, in accordance with contractual terms, the Company receives customer deposits to offset inventory risks.

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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2021, 2020 and 2019.
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
Foreign Currency Translation & Transactions: The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of "Accumulated other comprehensive loss." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous, net." Exchange (losses) gains on foreign currency transactions were $(1.1) million, $(0.4) million and $0.5 million for fiscal 2021, 2020 and 2019, respectively. These amounts include the amount of gain recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives: All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive loss" within shareholders' equity, until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $(2.2) million, $1.8 million and $1.1 million was recorded in "Accumulated other comprehensive loss" for fiscal 2021, 2020 and 2019, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.
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
Accumulated other comprehensive loss consists of the following as of October 2, 2021 and October 3, 2020 (in thousands):

	2021	2020
Foreign currency translation adjustments	$(3,261)	$(6,501)
Cumulative derivative instrument and other fair value adjustments	277	1,442
Accumulated other comprehensive loss	$(2,984)	$(5,059)
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
Fair Value of Financial Instruments: The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives and finance and operating lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and finance and operating lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt excluding finance lease and other financing obligations was $217.1 million and $299.3 million as of October 2, 2021 and October 3, 2020, respectively. The carrying value of the Company's debt was $205.0 million and $288.0 million as of October 2, 2021 and October 3, 2020, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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
In February 2016, the FASB issued ASU 2016-02 (“Topic 842”), which is intended to improve financial reporting of lease transactions by requiring lessees to recognize most leases as a right-of-use (“ROU”) asset and lease liability on their balance sheets for the rights and obligations created by leases, but record expenses on their income statements in a similar manner. Topic 842 also requires disclosures regarding the amount, timing and judgments related to accounting for an entity's leases and related cash flows. On September, 29, 2019, the Company adopted Topic 842 using the modified retrospective method of adoption, which allows financial information for comparative periods prior to adoption not to be updated. Upon adoption, the Company recognized a $1.1 million reduction in retained earnings as a result of two existing build-to-suit arrangements for facilities in Guadalajara, Mexico that were reassessed to be finance leases under the new standard.
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

2.    Inventories
Inventories as of October 2, 2021 and October 3, 2020 consisted of the following (in thousands):

	2021	2020
Raw materials	$860,538	$630,833
Work-in-process	48,356	53,602
Finished goods	63,418	79,026
Total inventories, net	$972,312	$763,461
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of October 2, 2021 and October 3, 2020 was $200.6 million and $154.6 million, respectively.

3.    Property, Plant and Equipment
Property, plant and equipment as of October 2, 2021 and October 3, 2020 consisted of the following (in thousands):

	2021	2020
Land, buildings and improvements	$336,939	$334,083
Machinery and equipment	420,172	403,894
Computer hardware and software	167,584	147,723
Capital assets in progress	28,085	16,279
Total property, plant and equipment, gross	952,780	901,979
Less: accumulated depreciation	(557,686)	(518,318)
Total property, plant and equipment, net	$395,094	$383,661

Plexus Corp.
Notes to Consolidated Financial Statements

Assets held under finance leases and included in property, plant and equipment as of October 2, 2021 and October 3, 2020 consisted of the following (in thousands):

	2021	2020
Buildings and improvements	35,360	$35,360
Machinery and equipment	26,657	11,374
Total property, plant and equipment held under finance leases, gross	62,017	46,734
Less: accumulated amortization	(23,360)	(10,326)
Total property, plant and equipment held under finance leases, net	$38,657	$36,408
As of October 2, 2021, October 3, 2020 and September 28, 2019, accounts payable included approximately $17.3 million, $6.7 million and $10.0 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.    Debt, Finance Lease Obligations and Other Financing
Debt and finance lease obligations as of October 2, 2021 and October 3, 2020, consisted of the following (in thousands):

	2021	2020
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the revolving commitment	55,000	—
Term loans, due April 28, 2021	—	138,000
Finance lease and other financing obligations	49,279	48,435
Unamortized deferred financing fees	(933)	(1,631)
Total obligations	253,346	334,804
Less: current portion	(66,313)	(146,829)
Long-term debt and finance lease obligations, net of current portion	$187,033	$187,975
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of October 2, 2021, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2021, the highest daily borrowing was $148.0 million; the average daily borrowings were $70.0 million. The Company borrowed $376.0 million and repaid $321.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2021. As of October 2, 2021, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolving commitment based on the Company's leverage ratio; the fee was 0.125% as of October 2, 2021.
To further ensure our ability to meet our working capital and fixed capital requirements, on April 29, 2020, the Company entered into Amendment No. 1 to the Credit Facility (the "Amendment") in response to the COVID-19 outbreak, which amended the Credit Facility, dated as of May 15, 2019. The Amendment modified certain provisions of the Credit Facility to, among other things, provide for a 364 day unsecured delayed draw term loans ("Term Loans") for $138.0 million. Term Loans borrowed under the new facility were funded in a single draw on May 4, 2020 and were scheduled to mature on April 28, 2021.

Plexus Corp.
Notes to Consolidated Financial Statements

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
The aggregate scheduled maturities of the Company’s debt obligations as of October 2, 2021, are as follows (in thousands):

2022	$55,000
2023	—
2024	—
2025	100,000
2026	—
Thereafter	50,000
Total	$205,000
The aggregate scheduled maturities of the Company’s finance leases and other financing obligations as of October 2, 2021, are as follows (in thousands):

2022	$11,313
2023	4,118
2024	943
2025	609
2026	664
Thereafter	31,632
Total	$49,279
The Company's weighted average interest rate on finance lease obligations was 17.4% and 17.7% as of October 2, 2021 and October 3, 2020, respectively.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $1.0 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $107.4 million as of October 2, 2021, and a notional value of $96.8 million as of October 3, 2020. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.0 million liability as of October 2, 2021, and a $1.2 million asset as of October 3, 2020.
The Company had additional forward currency exchange contracts outstanding as of October 2, 2021, with a notional value of $38.6 million; there were $15.8 million such contracts outstanding as of October 3, 2020. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of

Plexus Corp.
Notes to Consolidated Financial Statements

"Miscellaneous, net" in the Consolidated Statements of Comprehensive income. The total fair value of these derivatives was a $0.2 million liability as of October 2, 2021, and a less than $0.1 million asset as of October 3, 2020.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		October 2, 2021	October 3, 2020		October 2, 2021	October 3, 2020
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$76	$1,830	Other accrued liabilities	$1,119	$641

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		October 2, 2021	October 3, 2020		October 2, 2021	October 3, 2020
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$133	$70	Other accrued liabilities	$356	$58

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	October 2, 2021	October 3, 2020	September 28, 2019
Foreign currency forward contracts	$1,238	$446	$(629)

Derivative Impact on Gain (Loss) Recognized in Consolidated Statements of Comprehensive Income (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		October 2, 2021	October 3, 2020	September 28, 2019
Foreign currency forward contracts	Cost of sales	$3,205	$(1,278)	$(1,506)
Foreign currency forward contracts	Selling and administrative expenses	$265	$(107)	$(173)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		October 2, 2021	October 3, 2020	September 28, 2019
Foreign currency forward contracts	Miscellaneous, net	$98	$(330)	$2,098
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

Plexus Corp.
Notes to Consolidated Financial Statements

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of October 2, 2021 and October 3, 2020, by input level:

Fair Value Measurements Using Input Levels (Liability)/Asset (in thousands)
Fiscal year ended October 2, 2021	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(1,266)	$—	$(1,266)

Fiscal year ended October 3, 2020
Derivatives
Foreign currency forward contracts	$—	$1,201	$—	$1,201
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
U.S. (1)	$(33,409)	$(69,102)	$(42,806)
Foreign (1)	193,820	204,499	168,761
	$160,411	$135,397	$125,955
(1) The U.S. and Foreign components of income (loss) before income tax expense include the elimination of intercompany foreign dividends paid to the Company's U.S. operations.
Income tax expense (benefit) for fiscal 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Current:
Federal	$9,217	$8,779	$15,160
State	524	23	—
Foreign	15,146	12,699	11,943
	24,887	21,501	27,103
Deferred:
Federal	(1,153)	(6,498)	(3,498)
State	1	3	827
Foreign	(2,236)	2,912	(7,093)
	(3,388)	(3,583)	(9,764)
	$21,499	$17,918	$17,339

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2021, 2020 and 2019:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
(Decrease) increase resulting from:
Foreign tax rate differences	(20.3)	(24.0)	(21.0)
Withholding tax on dividends	2.9	1.9	(5.4)
Permanent differences	(0.6)	(2.6)	(1.3)
Excess tax benefits related to share-based compensation	(0.9)	(3.0)	(1.3)
Global intangible low-taxed income ("GILTI")	6.4	13.8	11.7
Audit settlements	5.0	—	—
Non-deductible compensation	3.8	2.2	1.5
Valuation allowances	(3.7)	3.6	1.5
Deemed repatriation tax	—	—	5.6
Other, net	(0.2)	0.3	1.5
Effective income tax rate	13.4%	13.2%	13.8%
The effective tax rate for fiscal 2021 was relatively consistent compared to the effective tax rate for fiscal 2020. The effective tax rate for fiscal 2020 was lower than the effective tax rate for fiscal 2019 primarily due to the geographic distribution of worldwide earnings. During fiscal 2019, the Company reasserted that certain historical undistributed earnings of two foreign subsidiaries would be permanently reinvested, which provided a $10.5 million benefit to the effective tax rate. The impact of the changes in the Company's assertion has been included in "Withholding tax on dividends" in the effective income tax reconciliation above.
During fiscal 2021, the Company recorded a $5.9 million decrease to its valuation allowance primarily due to a net decrease of the valuation allowance in the EMEA segment driven by the release of the valuation allowance against the net deferred tax assets of a foreign subsidiary. This is partially offset by continuing losses in certain jurisdictions within the AMER segment.
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

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of October 2, 2021 and October 3, 2020, were as follows (in thousands):

	2021	2020
Deferred income tax assets:
Loss/credit carryforwards	$28,234	$31,854
Inventories	15,231	14,450
Accrued employee benefits	14,488	14,833
Accrued liabilities	6,410	7,015
Lease obligation	18,977	17,854
Other	6,719	5,434
Total gross deferred income tax assets	90,059	91,440
Less valuation allowances	(30,321)	(34,948)
Deferred income tax assets	59,738	56,492
Deferred income tax liabilities:
Property, plant and equipment	19,055	20,923
Right-of-use asset	12,279	11,213
Tax on unremitted earnings	4,654	5,339
Acceleration of revenue under Topic 606	2,042	4,028
Deferred income tax liabilities	38,030	41,503
Net deferred income tax assets/(liabilities)	$21,708	$14,989
During fiscal 2021, the Company’s valuation allowance decreased by $4.6 million. This decrease is the result of decreases to the valuation allowances against the net deferred tax assets in the EMEA region of $5.6 million, partially offset by increases to the valuation allowances in the AMER region of $1.0 million.
As of October 2, 2021, the Company had approximately $206.1 million of pre-tax state net operating loss carryforwards that expire between fiscal 2022 and 2042. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $71.3 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2022 and 2028 or are indefinitely carried forward. Certain foreign net operating losses have a full valuation allowance against them.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which the Company expects to continue to comply. During fiscal 2021, 2020 and 2019, the tax holiday resulted in tax reductions, net of the impact of the GILTI provisions of U.S. Tax Reform, of approximately $34.4 million ($1.20 per basic share, $1.18 per diluted share), $28.3 million ($0.97 per basic share, $0.95 per diluted share) and $23.9 million ($0.79 per basic share, $0.77 per diluted share), respectively.
The Company does not provide for taxes that would be payable if certain undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The deferred tax liability that has not been recorded for these earnings was approximately $10.3 million as of October 2, 2021.
The Company has approximately $4.6 million of uncertain tax benefits as of October 2, 2021. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (non-current) in the amount of $3.9 million and an offset to "Deferred income taxes" (non-current asset) in the amount of $0.7 million as the payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the indicated fiscal years (in thousands):

	2021	2020	2019
Balance at beginning of fiscal year	$2,096	$2,270	$5,841
Gross increases for tax positions of prior years	623	509	62
Gross increases for tax positions of the current year	2,161	465	39
Gross decreases for tax positions of prior years	(245)	(1,148)	(3,672)
Balance at end of fiscal year	$4,635	$2,096	$2,270
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $3.9 million and $1.3 million for the fiscal years ended October 2, 2021 and October 3, 2020, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.1 million for fiscal 2021 and 2020, and approximately $0.2 million for fiscal 2019. The Company recognized less than $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for fiscal 2021, 2020 and 2019.
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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2016-2021
Germany	2019-2021
Malaysia	2017-2021
Mexico	2016-2021
Romania	2014-2021
United Kingdom	2018-2021
United States
Federal	2015, 2017-2021
State	2003-2006, 2009-2021

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2021, 2020 and 2019 (in thousands, except per share amounts):

	2021	2020	2019
Net income	$138,912	$117,479	$108,616
Basic weighted average common shares outstanding	28,575	29,195	30,271
Dilutive effect of share-based awards and options outstanding	592	721	803
Diluted weighted average shares outstanding	29,167	29,916	31,074
Earnings per share:
Basic	$4.86	$4.02	$3.59
Diluted	$4.76	$3.93	$3.50
In each of the fiscal 2021, 2020 and 2019, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 39 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) asset and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.
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

The components of lease expense for fiscal years indicated were as follows (in thousands):

	2021	2020
Finance lease expense:
Amortization of right-of-use assets	$6,290	$4,380
Interest on lease liabilities	4,888	4,956
Operating lease expense	11,034	11,707
Other lease expense	4,794	3,401
Total	$27,006	$24,444
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
Amortization of assets held under capital leases totaled $3.8 million for fiscal 2019. Capital lease additions totaled $6.7 million for fiscal 2019. Rent expense under all operating leases for fiscal 2019 was approximately $12.9 million.

Plexus Corp.
Notes to Consolidated Financial Statements

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	2021	2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$38,657	$36,408
Operating lease assets	Operating lease right-of-use assets	72,087	69,879
Total lease assets		$110,744	$106,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,616	$2,700
Operating lease liabilities	Other accrued liabilities	9,877	7,724
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	36,919	37,033
Operating lease liabilities	Long-term operating lease liabilities	37,970	36,779
Total lease liabilities		$89,382	$84,236

Other information related to the Company’s leases was as follows:

	2021	2020
Weighted-average remaining lease term (in years)
Finance leases	11.6	12.8
Operating leases	17.4	18.5
Weighted-average discount rate
Finance leases	17.4%	17.7%
Operating leases	2.5%	3.0%

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$4,571	$4,539
Operating cash flows used in operating leases	10,667	10,907
Finance cash flows used in finance leases	5,734	3,321
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$11,897	$7,692
Finance leases	4,253	2,835

Plexus Corp.
Notes to Consolidated Financial Statements

Future minimum lease payments required under finance and operating leases as of October 2, 2021, were as follows (in thousands):

	Operating leases	Finance leases
2022	$10,850	$9,421
2023	9,112	7,398
2024	7,108	5,360
2025	5,541	5,137
2026	4,820	5,235
Thereafter	17,889	88,307
Total minimum lease payments	55,320	120,858
Less: imputed interest	(7,473)	(79,323)
Present value of lease liabilities	$47,847	$41,535
As of October 2, 2021, the Company’s future operating leases that have not yet commenced are immaterial.

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
The maximum number of shares of Plexus common stock that may be issued pursuant to the 2016 Plan is 3.2 million shares; in addition, cash incentive awards of up to $4.0 million per employee may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the "Committee") of the Board of Directors may establish a term and vesting period for awards under the 2016 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years. SARs vest in two annual installments and have a term of seven years. RSUs granted to executive officers, other officers and key employees generally vest on the 3 year anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued. Beginning for fiscal 2017 grants, 50% of PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 Index for grants issued from fiscal 2017 through fiscal 2020 and the S&P 400 Index for grants issued in fiscal 2021. Both are a market condition. The remaining 50% of PSUs vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, each during a performance period of three years with the fiscal 2021 grants being subject to an individual year minimum and maximum absolute economic return. The vesting and payout of awards will range between 0% and 200% of the shares granted based upon performance on the metrics during a performance period for PSUs based on economic return and PSUs based on TSR compared to the Russell 3000 Index. The vesting and payout of awards will range between 0% and 150% of shared granted for PSUs based on TSR compared to the S&P 400 Index. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the Russell 3000 Index or S&P 400 Index during the performance period and if a 2.5% average economic return is achieved over the performance period of three years. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.4 million. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
The Company recognized $24.8 million, $24.3 million and $21.3 million of compensation expense associated with share-based awards in fiscal 2021, 2020 and 2019, respectively. Deferred tax benefits related to equity awards of $7.0 million, $8.2 million and $9.2 million were recognized in fiscal 2021, 2020 and 2019, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 29, 2018	554	$37.18
Granted	—	—
Canceled	(2)	26.96
Exercised	(88)	31.55
Outstanding as of September 28, 2019	464	$38.28
Granted	—	—
Canceled	(16)	31.74
Exercised	(325)	39.78
Outstanding as of October 3, 2020	123	$35.12
Granted	—	—
Canceled	—	—
Exercised	(106)	34.12
Outstanding as of October 2, 2021	17	$41.40	$837

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Exercisable as of:
September 28, 2019	464	$38.28
October 3, 2020	123	$35.12
October 2, 2021	17	$41.40	4.41	$837
The following table summarizes outstanding stock option and SAR information as of October 2, 2021 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options / SARs Exercisable (in thousands)	Weighted Average Exercise Price
$33.06 - $36.79	5	$34.45	3.75	5	$34.45
$36.80 - $41.84	5	$41.54	4.23	5	$41.54
$41.85 - $45.35	4	$45.31	4.71	4	$45.31
$45.36 - $45.45	3	$45.45	5.08	3	$45.45
$33.06 - $45.45	17	$41.40	4.41	17	$41.40
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
There were no options or SARs granted for fiscal 2021, 2020 or 2019.
There were no options and SARs vested for fiscal 2021 or 2020. The fair value of options and SARs vested for fiscal 2019 was $0.3 million.
For fiscal 2021, 2020 and 2019, the total intrinsic value of options and SARs exercised was $5.4 million, $10.9 million and $2.4 million, respectively.
As of October 2, 2021, all previously granted options and SARS have vested.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of September 29, 2018	1,033	$51.19
Granted	375	55.76
Canceled	(38)	54.03
Vested	(408)	41.51
Units outstanding as of September 28, 2019	962	$56.97
Granted	377	75.91
Canceled	(37)	60.95
Vested	(451)	54.85
Units outstanding as of October 3, 2020	851	$66.33
Granted	360	81.15
Canceled	(10)	70.12
Vested	(340)	64.00
Units outstanding as of October 2, 2021	861	$72.38	$78,464
The Company uses the fair value at the date of grant to value RSUs. As of October 2, 2021, there was $18.9 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.3 years.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended October 2, 2021, the 0.1 million PSUs granted in fiscal 2018 vested at a 150% payout based upon the TSR performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2021, 2020 and 2019.
As of October 2, 2021, at the target achievement level, there was $8.4 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.8 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2021, 2020 and 2019 totaled $9.3 million, $9.8 million and $9.3 million, respectively.
Supplemental Executive Retirement Plan (Deferred Compensation Arrangement): The Company maintains a supplemental executive retirement plan (the "SERP") as a deferred compensation plan for executive officers. Under the SERP, a covered executive may elect to defer some or all of the participant’s compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2021, 2020 and 2019, the Company made contributions to the participants’ SERP accounts in the amount of $0.7 million, $0.7 million and $0.6 million, respectively.
As of October 2, 2021 and October 3, 2020, the SERP assets held in the trust totaled $14.1 million and $12.6 million, respectively, and the related liability to the participants totaled approximately $14.1 million and $12.6 million, respectively. As of October 2, 2021 and October 3, 2020, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
The trust assets are subject to the claims of the Company’s creditors. The trust assets and the related liabilities to the participants are included in non-current "Other assets" and non-current "Other liabilities," respectively, in the accompanying Consolidated Balance Sheets.

Plexus Corp.
Notes to Consolidated Financial Statements

10.    Litigation
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any, such as the $3.3 million, $6.0 million and $1.7 million of restructuring and impairment costs in fiscal 2021, 2020 and 2019, respectively. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for fiscal 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Net sales:
AMER	$1,317,404	$1,327,849	$1,429,308
APAC	1,850,603	1,824,831	1,557,205
EMEA	312,669	349,102	309,933
Elimination of inter-segment sales	(111,811)	(111,388)	(132,012)
	$3,368,865	$3,390,394	$3,164,434

Operating income (loss):
AMER	$62,338	$38,126	$57,780
APAC	238,800	246,636	208,178
EMEA	(895)	1,492	4,475
Corporate and other costs	(123,975)	(132,882)	(128,378)
	$176,268	$153,372	$142,055
Other income (expense):
Interest expense	$(14,253)	$(16,162)	$(12,853)
Interest income	1,372	1,878	1,949
Miscellaneous, net	(2,976)	(3,691)	(5,196)
Income before income taxes	$160,411	$135,397	$125,955

Plexus Corp.
Notes to Consolidated Financial Statements

	2021	2020	2019
Depreciation:
AMER	$24,325	$24,217	$22,531
APAC	19,924	17,912	16,905
EMEA	7,189	6,938	6,105
Corporate	8,390	6,437	5,344
	$59,828	$55,504	$50,885

Capital expenditures:
AMER	$16,114	$13,361	$42,459
APAC	31,774	18,902	33,454
EMEA	2,504	8,577	5,186
Corporate	6,707	9,248	9,501
	$57,099	$50,088	$90,600

	October 2, 2021	October 3, 2020
Total assets:
AMER	$789,385	$759,030
APAC	1,283,124	1,073,951
EMEA	275,122	279,757
Corporate and eliminations	114,262	177,110
	$2,461,893	$2,289,848

The following information is provided in accordance with the required segment disclosures for fiscal 2021, 2020 and 2019. Net sales were based on the Company’s location providing the product or service (in thousands):

	2021	2020	2019
Net sales:
United States	$914,360	$989,888	$1,197,665
Malaysia	1,495,049	1,432,154	1,138,380
China	355,554	392,677	418,825
Mexico	403,044	337,961	231,643
Romania	202,649	217,295	195,837
United Kingdom	99,365	118,463	99,825
Germany	10,655	13,344	14,271
Elimination of inter-country sales	(111,811)	(111,388)	(132,012)
	$3,368,865	$3,390,394	$3,164,434

Plexus Corp.
Notes to Consolidated Financial Statements

	October 2, 2021	October 3, 2020
Long-lived assets:
United States	$106,577	$113,961
Malaysia	139,614	135,132
Mexico	75,774	77,460
Romania	29,474	33,801
Thailand	19,394	5,413
China	35,969	29,701
United Kingdom	9,073	9,112
Other Foreign	3,840	4,798
Corporate	47,466	44,162
	$467,181	$453,540
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of October 2, 2021 and October 3, 2020 exclude other long-term assets, deferred income tax assets and intangible assets, which totaled $63.8 million and $57.1 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
General Electric Company ("GE")	11.2%	11.7%	12.4%
During fiscal 2021, 2020 and 2019, net sales attributable to GE were reported in all three reportable segments.
GE represented 12.1% and 15.7% of total accounts receivable as of October 2, 2021 and October 3, 2020, respectively.

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2021, 2020 and 2019 (in thousands):

Limited warranty liability, as of September 29, 2018	$6,646
Accruals for warranties issued during the period	3,254
Settlements (in cash or in kind) during the period	(3,624)
Limited warranty liability, as of September 28, 2019	6,276
Accruals for warranties issued during the period	2,852
Settlements (in cash or in kind) during the period	(2,742)
Limited warranty liability, as of October 3, 2020	6,386
Accruals for warranties issued during the period	3,277
Settlements (in cash or in kind) during the period	(3,018)
Limited warranty liability, as of October 2, 2021	$6,645

13.    Shareholders' Equity
On February 14, 2018, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). During fiscal 2019, the Company completed the 2018 Program by repurchasing 3,129,059 shares under this program for $178.8 million, at an average price of $57.15 per share.
On August 20, 2019, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program. During fiscal 2021, 2020 and 2019, the Company completed the 2019 Program by repurchasing 73,560, 609,935 and 54,965 shares under this program for $5.3 million, $41.4 million and $3.3 million at an average price of $72.44, $67.86 and $59.66 per share, respectively.
On August 13, 2020, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there then existed a total of $100.0 million in share repurchase authority under the program. The 2021 Program commenced upon completion of the 2019 Program. During fiscal 2021, the Company completed the 2021 Program by repurchasing 1,171,246 shares under this program for $100.0 million at an average price of $85.40 per share.
On August 11, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. The 2022 Program has no expiration. During fiscal 2021, the Company repurchased 34,381 shares under this program for $3.1 million at an average price of $90.16 per share. As of October 2, 2021, $46.9 million of authority remained under the 2022 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

14.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which the Company may elect to sell receivables; at a discount. All facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of October 2, 2021 is $340.0 million. The maximum facility amount under the HSBC RPA as of October 2, 2021 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.

Plexus Corp.
Notes to Consolidated Financial Statements

Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during fiscal 2021, 2020 and 2019 were not material.

The Company sold $730.5 million, $834.4 million and $919.3 million of trade accounts receivable under these programs, or their predecessors, during fiscal 2021, 2020 and 2019, respectively, in exchange for cash proceeds of $728.4 million, $831.2 million and $913.6 million, respectively. As of October 2, 2021 and October 3, 2020, $176.0 million and $244.3 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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

Plexus Corp.
Notes to Consolidated Financial Statements

the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
There were no other costs to obtain or fulfill customer contracts.
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by geographic reportable segment and market sector (in thousands):

	2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$462,789	$1,010,833	$75,353	$1,548,975
Healthcare/Life Sciences	566,693	605,249	154,830	1,326,772
Aerospace/Defense	277,870	134,842	80,406	493,118
External revenue	1,307,352	1,750,924	310,589	3,368,865
Inter-segment sales	10,052	99,679	2,080	111,811
Segment revenue	$1,317,404	$1,850,603	$312,669	$3,480,676

	2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Industrial	$481,301	$954,925	$84,215	$1,520,441
Healthcare/Life Sciences	464,134	618,250	176,001	1,258,385
Aerospace/Defense	371,685	157,301	82,582	611,568
External revenue	1,317,120	1,730,476	342,798	3,390,394
Inter-segment sales	10,729	94,355	6,304	111,388
Segment revenue	$1,327,849	$1,824,831	$349,102	$3,501,782

	2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Industrial	$615,904	$648,300	$91,632	$1,355,836
Healthcare/Life Sciences	488,851	602,922	128,225	1,219,998
Aerospace/Defense	317,558	186,486	84,556	588,600
External revenue	1,422,313	1,437,708	304,413	3,164,434
Inter-segment sales	6,995	119,497	5,520	132,012
Segment revenue	$1,429,308	$1,557,205	$309,933	$3,296,446
(1) During fiscal 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Prior period amounts have been reclassified to conform to the current period presentation.
For fiscal 2021 and 2020 approximately 91% and for fiscal 2019 approximately 90% of the Company's revenue was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Consolidated Balance Sheets.

Plexus Corp.
Notes to Consolidated Financial Statements

Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during fiscal 2021 and 2020 (in thousands):

	2021	2020
Contract assets, beginning of period	$113,946	$90,841
Revenue recognized during the period	3,048,875	3,073,465
Amounts collected or invoiced during the period	(3,047,538)	(3,050,360)
Contract assets, end of period	$115,283	$113,946
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on Consolidated Balance Sheets. As of October 2, 2021 and October 3, 2020 the balance of advance payments from customers that remained in other accrued liabilities was $101.1 million and $55.6 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

16.    Restructuring and Impairment Charges
During fiscal 2021, the Company recorded $3.3 million of restructuring and impairment charges in the Company's EMEA and AMER segments primarily related to the reductions-in-force. During fiscal 2020, the Company recorded $6.0 million of restructuring and impairment charges in the Company's AMER segment primarily related to the closure of our Boulder Design Center. During fiscal 2019, the Company recorded $1.7 million of restructuring and impairment charges in the Company's AMER segment. These charges are recorded within restructuring and impairment charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Consolidated Balance Sheets.

The Company recognized a tax benefit of $0.3 million, $0.6 million and $0.2 million related to restructuring and impairment charges in fiscal 2021, 2020 and 2019, respectively.

The Company's restructuring accrual activity for fiscal 2021, 2020 and 2019 is included in the table below (in thousands):

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of September 29, 2018	$—	$—	$—
Restructuring and impairment costs	—	1,678	1,678
Amounts utilized	—	(381)	(381)
Accrual balance, as of September 28, 2019	$—	$1,297	$1,297
Restructuring and impairment costs	3,054	2,949	6,003
Amounts utilized	(3,054)	(4,210)	(7,264)
Accrual balance, as of October 3, 2020	$—	$36	$36
Restructuring and impairment costs	—	3,267	3,267
Amounts utilized	—	(3,232)	(3,232)
Accrual balance, as of October 2, 2021	$—	$71	$71

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of October 2, 2021, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of October 2, 2021, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 2, 2021, as stated in its report included herein.
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders ("2022 Proxy Statement").
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
Information about our Executive Officers
The following table sets forth our executive officers, their ages as of November 19, 2021, and the positions held by each person:

Name	Age	Position
Todd P. Kelsey	56	President and Chief Executive Officer
Steven J. Frisch	55	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	55	Executive Vice President and Chief Financial Officer
Angelo M. Ninivaggi	54	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	56	Executive Vice President and Regional President – EMEA
Scott Theune	57	Regional President – AMER
Victor Tan	57	Regional President – APAC
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
Patrick J. Jermain joined Plexus in 2010 and has served as Chief Financial Officer since 2014; he was named a Senior Vice President in 2015 and Executive Vice President in 2019. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010.
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
Victor Tan joined Plexus in 2007 and has served as Regional President – APAC since 2020. Previously, Mr. Tan served as Senior Vice President of Global Operations since 2019. In 2010, he was promoted to Vice President of Customer Management in APAC, later appointed to lead all Penang operations and support functions in the region in 2013 and further expanded to lead APAC operations in 2018. Prior thereto, he served as the General Manager for Plexus' Penang-Hillside site in Malaysia.

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board and Committee Responsibilities – Compensation & Leadership Development Committee," "Director Compensation for Fiscal 2021," "Compensation Discussion & Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2022 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2022 Proxy Statement.
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through October 2, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	878,324	$41.40	$1,259,064
Equity compensation plans not approved by security holders	—	n/a	—
Total	878,324	$41.40	$1,259,064
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2022 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading "Ratify Independent Auditors - Fees and Services" in the 2022 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

		Incorporate by Reference Herein
Exhibit No.	Exhibit	Form	Exhibit	Filing Date
3(i)	Restated Articles of Incorporation of Plexus Corp.	10-Q	3.1	5/14/2004

3(ii)	Amended and Restated Bylaws of Plexus Corp., as amended through November 18, 2020	8-K	3.1	11/19/2020

4.1	Restated Articles of Incorporation of Plexus Corp.	10-Q	3.1	5/14/2004

4.2	Amended and Restated Bylaws of Plexus Corp., as amended through November 18, 2020	8-K	3.1	11/19/2020

4.3**	Description of Common Stock

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
		8-K	10.1	5/15/2019

10.1 (b)	Amendment No. 1 to Credit Agreement, dated as of April 29, 2020, among Plexus Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	4/30/2020

10.2 (a)	Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Purchasers named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028.	8-K	10.1	6/18/2018

10.2 (b)	First Amendment, dated as of June 25, 2019, to the Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Noteholders named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028.	10-Q	10.1	8/2/2019

10.3 (a)	Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 4, 2016.	8-K	10.1	10/7/2016

10.3 (b)	Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of December 14, 2016.	10-Q	10.2	2/3/2017

10.3 (c)	Amendment No. 3 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of March 28, 2017.	10-Q	10.1	5/5/2017

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
		10-K	10.3(d)	11/16/2018

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
		10-K	10.3(d)	11/17/2017

10.3 (f)	Amendment No. 6 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of May 4, 2018.	10-Q	10.1	8/3/2018

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
		10-K	10.3(g)	11/16/2018

10.3 (h)	Amendment No. 8 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of March 20, 2019.	10-Q	10.1	5/3/2019

10.3 (i)	Amendment No.9 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of June 21, 2019.	10-Q	10.2	8/2/2019

10.3 (j)	Amendment No.10 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of December 23, 2019.	10-Q	10.1	2/7/2020

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
		10-K	10.3(k)	11/20/2020

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate.*.	8-K	10.1	8/19/2016

10.5	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey.*	8-K	10.2	8/19/2016

10.6	Form of Change of Control Agreement with executive officers.*	8-K	10.2	5/21/2008

10.7	Summary of Directors' Compensation (11/18).*	10-K	10.7(a)	11/16/2018

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan.*	10-K	10.17	12/19/2000

10.8 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company.*	10-K	10.14	12/15/2003

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan.*	10-K	10.10	11/19/2012

10.10 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan.*	10-Q	10.2	5/5/2017

10.10 (b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement.	10-Q	10.1	8/8/2016

	(ii) Form of Restricted Stock Unit Award.	10-Q	10.2	8/8/2016

	(iii) Form of Performance Stock Unit Agreement.	10-Q	10.1	2/5/2021

	(iv) Form of Stock Appreciation Rights Agreement.	10-Q	10.3	8/8/2016

	(v) Form of Restricted Stock Unit Award Agreement for Directors.	10-Q	10.1	2/3/2017

	(vi) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team.	10-K	10.1(b)(vi)	11/17/2017

10.11 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards).	10-Q	10.3	5/5/2017

10.11(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement.	10-Q	10.2	2/4/2010

	(ii) Form of Restricted Stock Unit Award.	10-Q	10.5(b)	5/8/2008

	(iii) Form of Stock Appreciation Rights Agreement.	10-Q	10.5(c)	5/8/2008

21**	List of Subsidiaries.

23**	Consent of PricewaterhouseCoopers LLP.

24**	Powers of Attorney (see signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.

101	The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

**	Filed or furnished herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For fiscal 2021, 2020 and 2019 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2021:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,597	$1,232	$—	$(3,641)	$1,188
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$34,948	$4,499	$—	$(9,126)	$30,321

Fiscal Year 2020:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,537	$4,051	$—	$(1,991)	$3,597
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$29,170	$5,778	$—	$—	$34,948

Fiscal Year 2019:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$885	$1,189	$—	$(537)	$1,537
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$28,369	$2,213	$—	$(1,412)	$29,170

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 19, 2021	/s/ Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Peter Kelly
Todd P. Kelsey, President and Chief Executive Officer (Principal Executive Officer) and Director	Peter Kelly, Director

/s/ Patrick J. Jermain	/s/ Randy J. Martinez
Patrick J. Jermain, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Randy J. Martinez, Director

/s/ Dean A. Foate	/s/ Joel Quadracci
Dean A. Foate, Chairman	Joel Quadracci, Director

/s/ Stephen P. Cortinovis	/s/ Karen M. Rapp
Stephen P. Cortinovis, Director	Karen M. Rapp, Director

/s/ Joann M. Eisenhart	/s/ Paul A. Rooke
Joann M. Eisenhart, Director	Paul A. Rooke, Director

/s/ Rainer Jueckstock	/s/ Michael V. Schrock
Rainer Jueckstock, Director	Michael V. Schrock, Director

*Each of the above signatures is affixed as of November 19, 2021.