Form 10-Q
period 2022-01-01
PLEXUS CORP
filed 2022-02-04
CIK 785786

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
For the quarterly period ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2022, there were 28,096,789 shares of common stock outstanding.

PLEXUS CORP.

January 1, 2022

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales	$817,456	$830,355
Cost of sales	747,460	751,078
Gross profit	69,996	79,277
Selling and administrative expenses	37,502	32,411
Restructuring and impairment charges	2,021	—
Operating income	30,473	46,866
Other income (expense):
Interest expense	(3,046)	(4,086)
Interest income	271	374
Miscellaneous, net	(923)	(1,518)
Income before income taxes	26,775	41,636
Income tax expense	3,352	5,437
Net income	$23,423	$36,199
Earnings per share:
Basic	$0.84	$1.25
Diluted	$0.82	$1.23
Weighted average shares outstanding:
Basic	28,018	28,861
Diluted	28,709	29,539
Comprehensive income:
Net income	$23,423	$36,199
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	1,272	4,055
Foreign currency translation adjustments	(1,578)	8,700
Other comprehensive (loss) income	(306)	12,755
Total comprehensive income	$23,117	$48,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	January 1, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$217,067	$270,172
Restricted cash	1,324	341
Accounts receivable, net of allowances of $1,753 and $1,188, respectively	589,253	519,684
Contract assets	105,450	115,283
Inventories, net	1,185,915	972,312
Prepaid expenses and other	62,470	53,094
Total current assets	2,161,479	1,930,886
Property, plant and equipment, net	414,981	395,094
Operating lease right-of-use assets	69,519	72,087
Deferred income taxes	27,346	27,385
Other assets	36,321	36,441
Total non-current assets	548,167	531,007
Total assets	$2,709,646	$2,461,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$151,417	$66,313
Accounts payable	711,248	634,969
Customer deposits	265,759	204,985
Accrued salaries and wages	57,221	75,394
Other accrued liabilities	180,840	147,042
Total current liabilities	1,366,485	1,128,703
Long-term debt and finance lease obligations, net of current portion	187,075	187,033
Long-term accrued income taxes payable	47,974	47,974
Long-term operating lease liabilities	36,343	37,970
Deferred income taxes payable	5,307	5,677
Other liabilities	22,367	26,304
Total non-current liabilities	299,066	304,958
Total liabilities	1,665,551	1,433,661
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 53,909 and 53,849 shares issued, respectively, and 27,997 and 28,047 shares outstanding, respectively	539	538
Additional paid-in capital	642,654	639,778
Common stock held in treasury, at cost, 25,912 and 25,802 shares, respectively	(1,053,222)	(1,043,091)
Retained earnings	1,457,414	1,433,991
Accumulated other comprehensive loss	(3,290)	(2,984)
Total shareholders’ equity	1,044,095	1,028,232
Total liabilities and shareholders’ equity	$2,709,646	$2,461,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended
	January 1, 2022	January 2, 2021
Common stock - shares outstanding
Beginning of period	28,047	29,002
Exercise of stock options and vesting of other share-based awards	60	71
Treasury shares purchased	(110)	(307)
End of period	27,997	28,766

Total stockholders' equity, beginning of period	$1,028,232	$977,480
Common stock - par value
Beginning of period	538	535
Exercise of stock options and vesting of other share-based awards	1	1
End of period	539	536
Additional paid-in capital
Beginning of period	639,778	621,564
Share-based compensation expense	6,270	5,349
Exercise of stock options and vesting of other share-based awards, including tax withholding	(3,394)	(2,054)
End of period	642,654	624,859
Treasury stock
Beginning of period	(1,043,091)	(934,639)
Treasury shares purchased	(10,131)	(22,771)
End of period	(1,053,222)	(957,410)
Retained earnings
Beginning of period	1,433,991	1,295,079
Net income	23,423	36,199
End of period	1,457,414	1,331,278
Accumulated other comprehensive (loss) income
Beginning of period	(2,984)	(5,059)
Other comprehensive (loss) income	(306)	12,755
End of period	(3,290)	7,696
Total stockholders' equity, end of period	$1,044,095	$1,006,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	January 1, 2022	January 2, 2021
Cash flows from operating activities
Net income	$23,423	$36,199
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,489	14,836
Deferred income taxes	35	366
Share-based compensation expense and related charges	6,357	5,349
Provision for allowance for doubtful accounts	—	(2,346)
Other, net	567	754
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(70,159)	3,585
Contract assets	9,904	866
Inventories	(214,416)	3,710
Other current and non-current assets	(9,436)	(7,561)
Accrued income taxes payable	1,121	3,277
Accounts payable	76,222	(23,514)
Customer deposits	60,743	(5,016)
Other current and non-current liabilities	11,171	(23,789)
Cash flows (used in) provided by operating activities	(88,979)	6,716
Cash flows from investing activities
Payments for property, plant and equipment	(33,246)	(15,880)
Other, net	(124)	113
Cash flows used in investing activities	(33,370)	(15,767)
Cash flows from financing activities
Borrowings under debt agreements	181,134	4,177
Payments on debt and finance lease obligations	(97,565)	(4,175)
Repurchases of common stock	(10,131)	(22,771)
Proceeds from exercise of stock options	307	722
Payments related to tax withholding for share-based compensation	(3,702)	(2,775)
Cash flows provided by (used in) financing activities	70,043	(24,822)
Effect of exchange rate changes on cash and cash equivalents	184	2,912
Net decrease in cash and cash equivalents and restricted cash	(52,122)	(30,961)
Cash and cash equivalents and restricted cash:
Beginning of period	270,513	387,894
End of period	$218,391	$356,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 1, 2022 AND JANUARY 2, 2021
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of January 1, 2022 and October 2, 2021, the results of operations and shareholders' equity for the three months ended January 1, 2022 and January 2, 2021, and the cash flows for the same three month periods.
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
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
The Company believes that no recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of January 1, 2022 and October 2, 2021 consisted of the following (in thousands):

	January 1, 2022	October 2, 2021
Raw materials	$1,051,889	$860,538
Work-in-process	57,381	48,356
Finished goods	76,645	63,418
Total inventories, net	$1,185,915	$972,312
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of January 1, 2022 and October 2, 2021 were $260.3 million and $200.6 million, respectively.

3.    Debt, Finance Lease Obligations and Other Financing
Debt and finance lease obligations as of January 1, 2022 and October 2, 2021, consisted of the following (in thousands):

	January 1, 2022	October 2, 2021
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the revolving commitment	140,000	55,000
Finance lease and other financing obligations	49,353	49,279
Unamortized deferred financing fees	(861)	(933)
Total obligations	338,492	253,346
Less: current portion	(151,417)	(66,313)
Long-term debt and finance lease obligations, net of current portion	$187,075	$187,033
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of January 1, 2022, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three months ended January 1, 2022, the highest daily borrowing was $186.0 million; the average daily borrowings were $117.9 million. The Company borrowed $181.0 million and repaid $96.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during the three months ended January 1, 2022. As of January 1, 2022, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolving commitment based on the Company's leverage ratio; the fee was 0.125% as of January 1, 2022.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $298.9 million and $217.1 million as of January 1, 2022 and October 2, 2021, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $290.0 million and $205.0 million as of January 1, 2022 and October 2, 2021, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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

The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $0.2 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $117.9 million as of January 1, 2022, and a notional value of $107.4 million as of October 2, 2021. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.2 million asset as of January 1, 2022, and a $1.0 million liability as of October 2, 2021.
The Company had additional forward currency exchange contracts outstanding as of January 1, 2022, with a notional value of $32.3 million; there were $38.6 million such contracts outstanding as of October 2, 2021. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive income. The total fair value of these derivatives was a $0.1 million asset as of January 1, 2022, and a $0.2 million liability as of October 2, 2021.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 1, 2022	October 2, 2021		January 1, 2022	October 2, 2021
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$356	$76	Other accrued liabilities	$127	$1,119

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 1, 2022	October 2, 2021		January 1, 2022	October 2, 2021
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$176	$133	Other accrued liabilities	$112	$356

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	January 1, 2022	January 2, 2021
Foreign currency forward contracts	$470	$4,159

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		January 1, 2022	January 2, 2021
Foreign currency forward contracts	Cost of sales	$(743)	$98
Foreign currency forward contracts	Selling and administrative expenses	$(59)	$6

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		January 1, 2022	January 2, 2021
Foreign currency forward contracts	Miscellaneous, net	$(43)	$530
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of January 1, 2022 and October 2, 2021, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability) (in thousands)
Fiscal year ended January 1, 2022	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$293	$—	$293

Fiscal year ended October 2, 2021
Derivatives
Foreign currency forward contracts	$—	$(1,266)	$—	$(1,266)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three months ended January 1, 2022 was $3.4 million compared to $5.4 million for the three months ended January 2, 2021.
The effective tax rates for the three months ended January 1, 2022 and January 2, 2021 were 12.5% and 13.1%, respectively. The effective tax rate for the three months ended January 1, 2022 decreased from the effective tax rate for the three months ended January 2, 2021 primarily due to additional discrete tax benefits of $0.6 million partially offset by a change in the geographic distribution of pre-tax book income.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $0.5 million for the three months ended January 1, 2022. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended January 1, 2022 was not material.

One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. The Company is under audit in a foreign jurisdiction but a settlement is not expected to have a material impact.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended January 1, 2022, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended January 1, 2022 and January 2, 2021 (in thousands, except per share amounts):

	Three Months Ended
	January 1, 2022	January 2, 2021
Net income	$23,423	$36,199
Basic weighted average common shares outstanding	28,018	28,861
Dilutive effect of share-based awards and options outstanding	691	678
Diluted weighted average shares outstanding	28,709	29,539
Earnings per share:
Basic	$0.84	$1.25
Diluted	$0.82	$1.23
For the three months ended January 1, 2022 and January 2, 2021, there were no antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three months ended January 1, 2022 and January 2, 2021 were as follows (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Finance lease expense:
Amortization of right-of-use assets	$1,693	$1,016
Interest on lease liabilities	1,222	1,203
Operating lease expense	2,857	2,752
Other lease expense	1,404	1,253
Total	$7,176	$6,224
Based on the nature of the right-of-use ("ROU") asset, amortization of finance lease ROU assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the Condensed Consolidated Statements of Comprehensive Income. Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	January 1, 2022	October 2, 2021
ASSETS
Finance lease assets	Property, plant and equipment, net	$38,842	$38,657
Operating lease assets	Operating lease right-of-use assets	69,519	72,087
Total lease assets		$108,361	$110,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,586	$4,616
Operating lease liabilities	Other accrued liabilities	9,507	9,877
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	37,379	36,919
Operating lease liabilities	Long-term operating lease liabilities	36,343	37,970
Total lease liabilities		$87,815	$89,382

8.    Share-Based Compensation
The Company recognized $6.3 million and $5.3 million of compensation expense associated with share-based awards for the three months ended January 1, 2022 and January 2, 2021, respectively.
Performance stock units ("PSUs") are payable in shares of the Company's common stock. For PSUs issued in fiscal year 2020 and earlier, the PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the performance period of three years, a performance condition. In the first quarter of fiscal 2021, the Company updated the market condition for PSUs based on TSR to the S&P 400 index for all future PSU grants, including those granted in fiscal year 2021. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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
Information about the Company’s three reportable segments for the three months ended January 1, 2022 and January 2, 2021 is as follows (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales:
AMER	$277,346	$327,567
APAC	491,672	451,302
EMEA	72,863	78,723
Elimination of inter-segment sales	(24,425)	(27,237)
	$817,456	$830,355

Operating income (loss):
AMER	$1,790	$16,482
APAC	60,688	61,542
EMEA	956	(988)
Corporate and other costs	(32,961)	(30,170)
	$30,473	$46,866
Other income (expense):
Interest expense	$(3,046)	$(4,086)
Interest income	271	374
Miscellaneous, net	(923)	(1,518)
Income before income taxes	$26,775	$41,636

	January 1, 2022	October 2, 2021
Total assets:
AMER	$869,801	$789,385
APAC	1,457,341	1,283,124
EMEA	276,273	275,122
Corporate and eliminations	106,231	114,262
	$2,709,646	$2,461,893

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended January 1, 2022 and January 2, 2021 (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Reserve balance, beginning of period	$6,645	$6,386
Accruals for warranties issued during the period	1,258	465
Settlements (in cash or in kind) during the period	(741)	(1,066)
Reserve balance, end of period	$7,162	$5,785
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
On August 11, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. The 2022 Program has no expiration. During the three months ended January 1, 2022, the Company repurchased 110,440 shares under this program for $10.2 million at an average price of $91.74 per share. As of January 1, 2022, $36.7 million of authority remained under the 2022 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which the Company may elect to sell receivables; at a discount. All facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of January 1, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of January 1, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three months ended January 1, 2022 and January 2, 2021 were not material.

The Company sold $148.0 million and $198.4 million of trade accounts receivable under these programs, or their predecessors, during the three months ended January 1, 2022 and January 2, 2021, respectively, in exchange for cash proceeds of $147.5 million and $197.8 million, respectively. As of January 1, 2022 and October 2, 2021, $151.0 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three months ended January 1, 2022 and January 2, 2021 and disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	January 1, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$83,245	$265,275	$15,307	$363,827
Healthcare/Life Sciences	135,962	169,237	39,266	344,465
Aerospace/Defense	55,750	35,743	17,671	109,164
External revenue	274,957	470,255	72,244	817,456
Inter-segment sales	2,389	21,417	619	24,425
Segment revenue	$277,346	$491,672	$72,863	$841,881

	Three Months Ended
	January 2, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$122,026	$238,248	$17,768	$378,042
Healthcare/Life Sciences	126,439	154,046	38,828	319,313
Aerospace/Defense	76,980	34,259	21,761	133,000
External revenue	325,445	426,553	78,357	830,355
Inter-segment sales	2,122	24,749	366	27,237
Segment revenue	$327,567	$451,302	$78,723	$857,592

For each of the three months ended January 1, 2022 and January 2, 2021, approximately 87% and 91% of the Company's revenue, respectively, was recognized as the performance obligations for products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the three months ended January 1, 2022 and January 2, 2021 (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Contract assets, beginning of period	$115,283	$113,946
Revenue recognized during the period	709,723	753,565
Amounts collected or invoiced during the period	(719,556)	(754,286)
Contract assets, end of period	$105,450	$113,225
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of January 1, 2022 and October 2, 2021 the balance of advance payments from customers that remained in other accrued liabilities was $133.2 million and $101.1 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
During the first quarter of fiscal 2022, the Company recorded $2.0 million of restructuring and impairment charges primarily due to employee severance costs associated with a facility transition in our APAC region. These charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

The Company recognized a tax benefit of $0.2 million related to restructuring and impairment charges in the three months ended January 1, 2022.

The Company's restructuring accrual activity for the three months ended January 1, 2022 is included in the table below (in thousands):

	Fixed Asset and Operating ROU Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of October 2, 2021	$—	$71	$71
Restructuring and impairment costs	255	1,766	2,021
Amounts utilized	(255)	(75)	(330)
Accrual balance, as of January 1, 2022	$—	$1,762	$1,762

There was no material restructuring activity for the three months ended January 2, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the evolving effect, which may intensify, of COVID-19 on our employees, customers, suppliers, and logistics providers, including the impact of governmental actions being taken to curtail the spread of the virus. Other risks and uncertainties include, but are not limited to: the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform, any tax law changes as a result of change in U.S. presidential administration, and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors in our fiscal 2021 Form 10-K.

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that Build a Better World by providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services. We are a global leader that specializes in serving customers in industries with highly complex products and demanding regulatory environments. Plexus delivers customer service excellence to leading companies by providing innovative, comprehensive solutions throughout a product’s lifecycle. We engineer innovative solutions for customers in growth markets and focus on partnering with leading global companies in the Industrial, Healthcare/Life Sciences and Aerospace/Defense market sectors. We deliver comprehensive end-to-end solutions in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.

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

The following information should be read in conjunction with our condensed consolidated financial statements included herein and "Risk Factors" included in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, and our "Safe Harbor" Cautionary Statement included above .

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

We have experienced labor shortages due to COVID-19 quarantines or workforce curtailments, particularly in Malaysia during fiscal 2021, as the virus spread. The spread and resurgence of the COVID-19 virus from new variants in jurisdictions we operate may make our ability to mitigate the impacts of the pandemic on our productivity more challenging.

We remain in close contact with our suppliers to understand the impacts of COVID-19 on their businesses and operations. Our suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers as a result of COVID-19. We have experienced, and expect to continue to experience during the remainder of fiscal 2022, an inability to procure certain components and materials on a timely basis due to worsening supply chain shortages likely as a result of the COVID-19 pandemic. We continue to take steps to validate our suppliers’ ability to deliver to us on time. However, the extended lead times have required us to make additional investments in inventory to satisfy customer demand, which we expect to persist.

Worsening supply chain constraints have impacted our ability to meet customer demand, and as a result, negatively impacted revenue compared to expectations. The global supply chain constraints will limit our ability to capture the demand from our customers during fiscal 2022. We continue to maintain additional resources to help mitigate component constraint challenges and the operating inefficiencies COVID-19 has created, but note these inefficiencies place additional burden on operating results.

The global supply chain constraints have led to inflation in many of the components we acquire, as well as labor and operating costs. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer demand.

We believe we are positioned with a strong balance sheet to face the potential future challenges presented by COVID-19. As of the first quarter of fiscal 2022, cash and cash equivalents and restricted cash were $218 million, while debt, finance lease obligations and other financing were $338 million. Borrowings under our Credit Facility as of January 1, 2022 were $140 million, leaving $210 million of our revolving commitment of $350 million available for use as of January 1, 2022 as well as the ability to expand our revolving commitment to $600 million upon mutual agreement with the bank. Refer to Note 3, "Debt, Finance Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

See "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, "Our financial condition and results of operations may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak" and "We experience component shortages, price fluctuations and supplier quality concerns."

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales	$817.5	$830.4
Cost of sales	747.5	751.1
Gross profit	70.0	79.3
Gross margin	8.6%	9.5%
Operating income	30.5	46.9
Operating margin	3.7%	5.6%
Other expense	3.7	5.2
Income tax expense	3.4	5.4
Net income	23.4	36.2
Diluted earnings per share	$0.82	$1.23
Return on invested capital*	10.0%	16.3%
Economic return*	0.7%	8.2%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 for a reconciliation.

Net sales. For the three months ended January 1, 2022, net sales decreased $12.9 million, or 1.6%, as compared to the three months ended January 2, 2021. The decrease in net sales was primarily driven by supply chain constraints, which has created limitations with meeting available customer demand and ramping new programs, partially offset by an increase in production ramps of new products with existing customers.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales:
AMER	$277.3	$327.6
APAC	491.7	451.3
EMEA	72.9	78.7
Elimination of inter-segment sales	(24.4)	(27.2)
Total net sales	$817.5	$830.4
AMER. Net sales for the three months ended January 1, 2022 in the AMER segment decreased $50.3 million, or 15.4%, as compared to the three months ended January 2, 2021. The decrease in net sales was driven by overall net decreased customer end-market demand, inclusive of the impact of supply chain constraints that have created limitations with meeting available customer demand and ramping new programs. The decrease in net sales was also driven by a $6.8 million decrease due to a disengagement with a customer. These decreases were partially offset by a $12.4 million increase in production ramps of new products for existing customers.

APAC. Net sales for the three months ended January 1, 2022 in the APAC segment increased $40.4 million, or 9.0%, as compared to the three months ended January 2, 2021. The increase in net sales was driven by overall net increased customer end-market demand, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand and ramping new programs. The increase was also driven by a $20.2 million increase in production ramps of new products for existing customers. These increases were partially offset by a $7.2 million decrease for end-of-life products.
EMEA. Net sales for the three months ended January 1, 2022 in the EMEA segment decreased $5.8 million, or 7.4%, as compared to the three months ended January 2, 2021. The decrease in net sales was driven by overall net decreased customer end-market demand.
Our net sales by market sector were as follows (in millions):

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales:
Industrial	$363.8	$378.1
Healthcare/Life Sciences	344.5	319.3
Aerospace/Defense	109.2	133.0
Total net sales	$817.5	$830.4
Industrial. Net sales for the three months ended January 1, 2022 in the Industrial sector decreased $14.3 million, or 3.8%, as compared to the three months ended January 2, 2021. The decrease was driven by supply chain constraints that have created limitations with meeting available customer demand and ramping new programs, partially offset by overall net increased customer end-market demand, and a $6.8 million decrease due to a disengagement with a customer. The decrease was partially offset by an increase of $14.0 million due to production ramps of new products with existing customers.
Healthcare/Life Sciences. Net sales for the three months ended January 1, 2022 in the Healthcare/Life Sciences sector increased $25.2 million, or 7.9%, as compared to the three months ended January 2, 2021. The increase in net sales was driven by a $21.2 million increase in production ramps of new products with existing customers as well as overall net increased customer end-market demand, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand and ramping new programs. The increase was partially offset by a $7.2 million decrease for end-of-life products, primarily as a result of decreased demand in critical care products likely due to COVID-19.
Aerospace/Defense. Net sales for the three months ended January 1, 2022 in the Aerospace/Defense sector decreased $23.8 million, or 17.9%, as compared to the three months ended January 2, 2021. The decrease was driven by net decreased customer end-market demand, primarily with commercial aerospace customers likely due to COVID-19, as well as the impact of supply chain constraints that have created limitations with meeting available customer demand and ramping new programs.
Cost of sales. Cost of sales for the three months ended January 1, 2022 decreased $3.6 million, or 0.5%, as compared to the three months ended January 2, 2021. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three months ended January 1, 2022 and January 2, 2021, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% of these costs were related to material and component costs.
As compared to the three months ended January 2, 2021, the decrease in cost of sales for the three months ended January 1, 2022 was primarily driven by the decrease in net sales. This was partially offset by an increase in fixed costs, reduced labor productivity and operational inefficiencies associated with supply chain constraints.
Gross profit. Gross profit for the three months ended January 1, 2022 decreased $9.3 million, or 11.7%, as compared to the three months ended January 2, 2021. Gross margin of 8.6% for the three months ended January 1, 2022 decreased 90 basis points compared to the three months ended January 2, 2021. The primary driver of the decrease in gross profit and gross margin as compared to fiscal 2021 was the decrease in net sales as well as the increase in fixed costs, reduced labor productivity and operational inefficiencies associated with supply chain constraints.

Operating income. Operating income for the three months ended January 1, 2022 decreased $16.4 million, or 35.0%, as compared to the three months ended January 2, 2021 as a result of the decrease in gross profit, a $5.1 million increase in selling and administrative expenses ("S&A") and a $2.0 million increase in restructuring and impairment charges. The increase in S&A was primarily due to an increase in bad debt expense compared to recovery of a previously reserved customer receivable received during the three months ended January 2, 2021, as well as increased compensation costs. Operating margin of 3.7% for the three months ended January 1, 2022 decreased 190 basis points compared to the three months ended January 2, 2021, primarily due to the decrease in gross margin as a result of the factors previously discussed, the increase in S&A expenses and increased restructuring and impairment charges associated with employee severance costs for a facility transition in the APAC region.
A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended
	January 1, 2022	January 2, 2021
Operating income (loss):
AMER	$1.8	$16.5
APAC	60.7	61.5
EMEA	1.0	(1.0)
Corporate and other costs	(33.0)	(30.1)
Total operating income	$30.5	$46.9
AMER. Operating income decreased $14.7 million for the three months ended January 1, 2022 as compared to the three months ended January 2, 2021, primarily as a result of a decrease in net sales, reductions in labor productivity attributable to supply chain constraints, an increase in bad debt expense compared to recovery of a previously reserved customer receivable for the three months ended January 2, 2021, and increased fixed costs. This was partially offset by a positive shift in customer mix.
APAC. Operating income decreased $0.8 million for the three months ended January 1, 2022 as compared to the three months ended January 2, 2021, primarily as a result of reductions in labor productivity attributable to supply chain constraints, an increase in fixed costs and a negative shift in customer mix. This was partially offset by an increase in net sales.
EMEA. Operating income increased $2.0 million for the three months ended January 1, 2022 as compared to the three months ended January 2, 2021 primarily as a result of a positive shift in customer mix. This was partially offset by a decrease in net sales.
Other expense. Other expense for the three months ended January 1, 2022 decreased $1.5 million as compared to the three months ended January 2, 2021. The decrease in other expense was primarily due to the decrease in interest expense of $1.0 million and a decrease of $0.5 million in foreign exchange losses.
Income taxes. Income tax expense for the three months ended January 1, 2022 was $3.4 million compared to $5.4 million for the three months ended January 2, 2021. The decrease is primarily due to a decrease in income before taxes as well as additional discrete tax benefits of $0.6 million, partially offset by a change in the geographic distribution of worldwide earnings.
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
Net Income. Net income for the three months ended January 1, 2022 decreased $12.8 million, or 35.4%, from the three months ended January 2, 2021 to $23.4 million. Net income decreased primarily as a result of the decrease in operating income, partially offset by the decrease in other expense and tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share decreased to $0.82 for the three months ended January 1, 2022 from $1.23 for the three months ended January 2, 2021 primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.

Return on Invested Capital ("ROIC") and economic return. We use a financial model that is aligned with our business strategy and includes a ROIC goal of 15%.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). We define economic return as ROIC less our weighted average cost of capital ("WACC").
We review our internal calculation of WACC annually. Our WACC is 9.3% for fiscal 2022 as compared to 8.1% for fiscal 2021. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the three months ended January 1, 2022, ROIC of 10.0% reflects an economic return of 0.7%, based on our weighted average cost of capital of 9.3%. For the three months ended January 2, 2021, ROIC of 16.3% reflects an economic return of 8.2%, based on our weighted average cost of capital of 8.1% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal years (dollars in millions):

	Three Months Ended
	January 1, 2022	January 2, 2021
Adjusted operating income (tax effected)	$113.1	$163.1
Average invested capital	1,135.3	1,002.1
After-tax ROIC	10.0%	16.3%
WACC	9.3%	8.1%
Economic return	0.7%	8.2%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $218.4 million as of January 1, 2022, as compared to $270.5 million as of October 2, 2021.
As of January 1, 2022, 90.4% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.

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

Remaining 2022	$5.6
2023	5.6
2024	10.6
2025	14.2
2026	17.6
Total	$53.6
Cash Flows. The following table provides a summary of cash flows (in millions):

	Three Months Ended
	January 1, 2022	January 2, 2021
Cash(used in) provided by operating activities	$(89.0)	$6.7
Cash used in investing activities	(33.4)	(15.8)
Cash provided by (used in) financing activities	70.0	(24.8)
Operating Activities. Cash flows used by operating activities were $89.0 million for the three months ended January 1, 2022, as compared to cash flows provided by operating activities of $6.7 million for the three months ended January 2, 2021. The decrease was primarily due to cash flow (reductions) improvements of:

•$(12.8) million decrease in net income.
•$(218.1) million in inventory cash flows driven by increased inventory levels to support the ramp of customer programs. In addition, there are longer lead times for certain components as a result of supply chain constraints heightened by the COVID-19 outbreak increasing our inventory level as we maintain components for remainder of the product.
•$(73.7) million in accounts receivable cash flows driven by timing of customer shipments, mix of customer payment terms and payments as well as decreased factoring activity.
•$99.7 million in accounts payables cash flows driven by increased purchasing activity to support the ramp of customer programs.
•$65.8 million in customer deposit cash flows driven by significant deposits received from four customers in the current year to cover certain inventory balances associated with longer lead times as a result of supply chain constraints heightened by the COVID-19 outbreak.
•$35.0 million in other current and non-current liabilities cash flows driven by an increase in advance payments from customers.
•$9.0 million in contract assets cash flows driven by decreased demand from customers who recognize revenue over time in the current year compared to consistent demand in the prior year.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	January 1, 2022	January 2, 2021
Days in accounts receivable	66	53
Days in contract assets	12	12
Days in inventory	145	93
Days in accounts payable	(87)	(59)
Days in cash deposits	(33)	(19)
Annualized cash cycle	103	80

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
As of January 1, 2022, annualized cash cycle days increased twenty-three days compared to January 2, 2021 due to the following:
Days in accounts receivable for the three months ended January 1, 2022 increased thirteen days compared to the three months ended January 2, 2021. The increase is primarily attributable to the timing of customer shipments and payments, mix of customer payment terms and a decrease in factored receivables.
Days in contract assets for the three months ended January 1, 2022 remained flat compared to the three months ended January 2, 2021.
Days in inventory for the three months ended January 1, 2022 increased fifty-two days compared to the three months ended January 2, 2021. The increase is primarily attributable to increased inventory levels to support the ramp of customer programs, as well as the decrease in net sales. In addition, there are longer lead times for certain components as a result of supply chain constraints heightened by the COVID-19 outbreak increasing our inventory level as we maintain components for remainder of the product.
Days in accounts payable for the three months ended January 1, 2022 increased twenty-eight days compared to the three months ended January 2, 2021. The increase is primarily attributable to increased purchasing activity and supply chain constraints to obtain certain components heightened by the COVID-19 outbreak, as well as the decrease in net sales.
Days in cash deposits for the three months ended January 1, 2022 increased fourteen days compared to the three months ended January 2, 2021. The increase was primarily attributable to significant deposits received from four customers to cover certain inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow (used in) provided by operations less capital expenditures. FCF was $(122.2) million for the three months ended January 1, 2022 compared to $(9.2) million for the three months ended January 2, 2021, a decrease of $113.0 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Three Months Ended
	January 1, 2022	January 2, 2021
Cash flows (used in) provided by operating activities	$(89.0)	$6.7
Payments for property, plant and equipment	(33.2)	(15.9)
Free cash flow	$(122.2)	$(9.2)
Investing Activities. Cash flows used in investing activities were $33.4 million for the three months ended January 1, 2022 compared to $15.8 million for the three months ended January 2, 2021. The increase in cash used in investing activities was due to a $17.4 million increase in capital expenditures, primarily due to our manufacturing footprint expansion in Bangkok, Thailand.
We estimate funded capital expenditures for fiscal 2022 will be approximately $100.0 million to $120.0 million, of which $33.2 million was utilized through the first three months of fiscal 2022. The remaining fiscal 2022 capital expenditures are anticipated to be used primarily for our manufacturing footprint expansion in Bangkok, Thailand, and to support new program ramps and replace older equipment.

Financing Activities. Cash flows provided by financing activities were $70.0 million for the three months ended January 1, 2022 compared to cash flows used in financing activities of $24.8 million for the three months ended January 2, 2021. The increase was primarily attributable to an increase of $83.6 million in net borrowings on the Credit Facility and a decrease of $12.6 million in cash used to repurchase our common stock.
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
On August 11, 2021, the Board of Directors approved a new share repurchase program under which we were authorized to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. The 2022 Program has no expiration. During the three months ended January 1, 2022, we repurchased 110,440 shares under this program for $10.2 million at an average price of $91.74 per share. As of January 1, 2022, $36.7 million of authority remained under the 2022 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of January 1, 2022, we were in compliance with the covenants under the 2018 NPA.
On May 15, 2019, we refinanced our then-existing senior unsecured revolving credit facility by entering into a new five-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During fiscal 2022, the highest daily borrowing was $186.0 million; the average daily borrowings were $117.9 million. We borrowed $181.0 million and repaid $96.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2022. As of January 1, 2022, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused revolving commitment based on our leverage ratio; the fee was 0.125% as of January 1, 2022.
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

We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of January 1, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of January 1, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $148.0 million and $198.4 million of trade accounts receivable under these programs during the three months ended January 1, 2022 and January 2, 2021, respectively, in exchange for cash proceeds of $147.5 million and $197.8 million, respectively. As of January 1, 2022 and October 2, 2021, $151.0 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by COVID-19, including increased working capital requirements associated with longer lead time for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints or workplace safety restrictions. As of the end of the first quarter of fiscal 2022, cash and cash equivalents and restricted cash were $218 million, while debt, finance lease obligations and other financing were $338 million. We have significant funding availability through our Credit Facility, should future needs arise. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2021 Annual Report on Form 10-K. During the first quarter of fiscal 2022, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Basis of Presentation," in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
Net Sales	10%	10%
Total Costs	18%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of January 1, 2022, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
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
As of January 1, 2022, our only material interest rate risk is associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at our option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on our then-current leverage ratio (as defined in the Credit Facility). As of January 1, 2022, the borrowing rate under the Credit Facility was LIBOR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of January 1, 2022, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2022 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1A.    Risk Factors

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 that have had no material changes.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended January 1, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 3, 2021 - October 30, 2021	31,216	$93.41	31,216	$43,960,950
October 31, 2021 - November 27, 2021	37,160	91.40	37,160	40,564,577
November 28, 2021 - January 1, 2022	42,064	90.79	42,064	$36,745,401
	110,440	$91.74	110,440
(1) On August 11, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program during the fourth quarter of fiscal 2021. The 2022 Program has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2022 Program as of January 1, 2022.

ITEM 6.    EXHIBITS
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1	Suspension of Rights under Credit Agreement relating to LIBOR.
10.2	Summary of Directors' Compensation effective January 1, 2022.*
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.
101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2022, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	February 4, 2022	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	February 4, 2022	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer