Form 10-Q
period 2022-04-02
PLEXUS CORP
filed 2022-05-06
CIK 785786

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
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2022, there were 27,723,237 shares of common stock outstanding.

PLEXUS CORP.

April 2, 2022

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$888,723	$880,885	$1,706,179	$1,711,240
Cost of sales	812,213	789,883	1,559,673	1,540,961
Gross profit	76,510	91,002	146,506	170,279
Selling and administrative expenses	40,673	38,286	78,175	70,697
Restructuring and impairment charges	—	2,029	2,021	2,029
Operating income	35,837	50,687	66,310	97,553
Other income (expense):
Interest expense	(3,345)	(3,818)	(6,391)	(7,904)
Interest income	262	390	533	764
Miscellaneous, net	(1,446)	(825)	(2,369)	(2,343)
Income before income taxes	31,308	46,434	58,083	88,070
Income tax expense	4,439	4,671	7,791	10,108
Net income	$26,869	$41,763	$50,292	$77,962
Earnings per share:
Basic	$0.96	$1.45	$1.80	$2.71
Diluted	$0.95	$1.42	$1.76	$2.65
Weighted average shares outstanding:
Basic	27,987	28,736	28,002	28,799
Diluted	28,427	29,310	28,566	29,409
Comprehensive income:
Net income	$26,869	$41,763	$50,292	$77,962
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	436	(4,556)	1,708	(501)
Foreign currency translation adjustments	(4,328)	(3,404)	(5,906)	5,296
Other comprehensive (loss) income	(3,892)	(7,960)	(4,198)	4,795
Total comprehensive income	$22,977	$33,803	$46,094	$82,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 2, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$307,964	$270,172
Restricted cash	912	341
Accounts receivable, net of allowances of $1,758 and $1,188, respectively	571,085	519,684
Contract assets	116,087	115,283
Inventories, net	1,374,285	972,312
Prepaid expenses and other	64,640	53,094
Total current assets	2,434,973	1,930,886
Property, plant and equipment, net	425,874	395,094
Operating lease right-of-use assets	67,062	72,087
Deferred income taxes	27,271	27,385
Other assets	34,868	36,441
Total non-current assets	555,075	531,007
Total assets	$2,990,048	$2,461,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$222,393	$66,313
Accounts payable	767,536	634,969
Customer deposits	364,572	204,985
Accrued salaries and wages	62,010	75,394
Other accrued liabilities	242,626	147,042
Total current liabilities	1,659,137	1,128,703
Long-term debt and finance lease obligations, net of current portion	186,069	187,033
Long-term accrued income taxes payable	42,330	47,974
Long-term operating lease liabilities	34,347	37,970
Deferred income taxes payable	5,295	5,677
Other liabilities	22,279	26,304
Total non-current liabilities	290,320	304,958
Total liabilities	1,949,457	1,433,661
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,077 and 53,849 shares issued, respectively, and 27,859 and 28,047 shares outstanding, respectively	541	538
Additional paid-in capital	641,175	639,778
Common stock held in treasury, at cost, 26,218 and 25,802 shares, respectively	(1,078,226)	(1,043,091)
Retained earnings	1,484,283	1,433,991
Accumulated other comprehensive loss	(7,182)	(2,984)
Total shareholders’ equity	1,040,591	1,028,232
Total liabilities and shareholders’ equity	$2,990,048	$2,461,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Common stock - shares outstanding
Beginning of period	27,997	28,766	28,047	29,002
Exercise of stock options and vesting of other share-based awards	168	242	228	313
Treasury shares purchased	(306)	(349)	(416)	(656)
End of period	27,859	28,659	27,859	28,659

Total stockholders' equity, beginning of period	$1,044,095	$1,006,959	$1,028,232	$977,480
Common stock - par value
Beginning of period	539	536	538	535
Exercise of stock options and vesting of other share-based awards	2	2	3	3
End of period	541	538	541	538
Additional paid-in capital
Beginning of period	642,654	624,859	639,778	621,564
Share-based compensation expense	5,908	6,473	12,178	11,822
Exercise of stock options and vesting of other share-based awards, including tax withholding	(7,387)	(4,156)	(10,781)	(6,210)
End of period	641,175	627,176	641,175	627,176
Treasury stock
Beginning of period	(1,053,222)	(957,410)	(1,043,091)	(934,639)
Treasury shares purchased	(25,004)	(29,129)	(35,135)	(51,900)
End of period	(1,078,226)	(986,539)	(1,078,226)	(986,539)
Retained earnings
Beginning of period	1,457,414	1,331,278	1,433,991	1,295,079
Net income	26,869	41,763	50,292	77,962
End of period	1,484,283	1,373,041	1,484,283	1,373,041
Accumulated other comprehensive (loss) income
Beginning of period	(3,290)	7,696	(2,984)	(5,059)
Other comprehensive (loss) income	(3,892)	(7,960)	(4,198)	4,795
End of period	(7,182)	(264)	(7,182)	(264)
Total stockholders' equity, end of period	$1,040,591	$1,013,952	$1,040,591	$1,013,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities
Net income	$50,292	$77,962
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30,936	30,671
Deferred income taxes	113	1,454
Share-based compensation expense and related charges	12,437	11,822
Provision for allowance for doubtful accounts	—	(2,405)
Other, net	820	1,060
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(54,099)	(21,955)
Contract assets	(335)	(2,439)
Inventories	(405,648)	(4,689)
Other current and non-current assets	(10,591)	(10,860)
Accrued income taxes payable	(6,836)	(15,720)
Accounts payable	138,343	16,317
Customer deposits	160,218	14,284
Other current and non-current liabilities	79,697	(6,643)
Cash flows (used in) provided by operating activities	(4,653)	88,859
Cash flows from investing activities
Payments for property, plant and equipment	(64,181)	(23,149)
Other, net	(77)	1
Cash flows used in investing activities	(64,258)	(23,148)
Cash flows from financing activities
Borrowings under debt agreements	377,000	151,967
Payments on debt and finance lease obligations	(223,282)	(254,396)
Repurchases of common stock	(35,135)	(51,900)
Proceeds from exercise of stock options	307	3,303
Payments related to tax withholding for share-based compensation	(11,089)	(9,510)
Cash flows provided by (used in) financing activities	107,801	(160,536)
Effect of exchange rate changes on cash and cash equivalents	(527)	1,443
Net increase (decrease) in cash and cash equivalents and restricted cash	38,363	(93,382)
Cash and cash equivalents and restricted cash:
Beginning of period	270,513	387,894
End of period	$308,876	$294,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2022 AND APRIL 3, 2021
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of April 2, 2022 and October 2, 2021, the results of operations and shareholders' equity for the three and six months ended April 2, 2022 and April 3, 2021, and the cash flows for the same six month periods.
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

2.    Inventories
Inventories as of April 2, 2022 and October 2, 2021 consisted of the following (in thousands):

	April 2, 2022	October 2, 2021
Raw materials	$1,223,498	$860,538
Work-in-process	73,252	48,356
Finished goods	77,535	63,418
Total inventories, net	$1,374,285	$972,312
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 2, 2022 and October 2, 2021 were $351.7 million and $200.6 million, respectively.

3.    Debt, Finance Lease Obligations and Other Financing
Debt and finance lease obligations as of April 2, 2022 and October 2, 2021, consisted of the following (in thousands):

	April 2, 2022	October 2, 2021
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the revolving commitment	212,000	55,000
Finance lease and other financing obligations	47,251	49,279
Unamortized deferred financing fees	(789)	(933)
Total obligations	408,462	253,346
Less: current portion	(222,393)	(66,313)
Long-term debt and finance lease obligations, net of current portion	$186,069	$187,033
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of April 2, 2022, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility by entering into a new 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the six months ended April 2, 2022, the highest daily borrowing was $294.0 million; the average daily borrowings were $168.7 million. The Company borrowed $377.0 million and repaid $220.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during the six months ended April 2, 2022. As of April 2, 2022, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolving commitment based on the Company's leverage ratio; the fee was 0.15% as of April 2, 2022.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $360.3 million and $217.1 million as of April 2, 2022 and October 2, 2021, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $362.0 million and $205.0 million as of April 2, 2022 and October 2, 2021, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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

The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $137.8 million as of April 2, 2022, and a notional value of $107.4 million as of October 2, 2021. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.7 million asset as of April 2, 2022, and a $1.0 million liability as of October 2, 2021.
The Company had additional forward currency exchange contracts outstanding as of April 2, 2022, with a notional value of $43.3 million; there were $38.6 million such contracts outstanding as of October 2, 2021. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $0.8 million liability as of April 2, 2022, and a $0.2 million liability as of October 2, 2021.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 2, 2022	October 2, 2021		April 2, 2022	October 2, 2021
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$726	$76	Other accrued liabilities	$61	$1,119

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 2, 2022	October 2, 2021		April 2, 2022	October 2, 2021
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$112	$133	Other accrued liabilities	$911	$356

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	April 2, 2022	April 3, 2021
Foreign currency forward contracts	$317	$(2,748)

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		April 2, 2022	April 3, 2021
Foreign currency forward contracts	Cost of sales	$(109)	$1,643
Foreign currency forward contracts	Selling and administrative expenses	$(10)	$165

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of Loss on Derivatives Recognized in Income
		April 2, 2022	April 3, 2021
Foreign currency forward contracts	Miscellaneous, net	$(782)	$(233)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	April 2, 2022	April 3, 2021
Foreign currency forward contracts	$787	$1,411

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		April 2, 2022	April 3, 2021
Foreign currency forward contracts	Cost of sales	$(852)	$1,741
Foreign currency forward contracts	Selling and administrative expenses	$(69)	$171

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		April 2, 2022	April 3, 2021
Foreign currency forward contracts	Miscellaneous, net	$(825)	$297
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of April 2, 2022 and October 2, 2021, by input level:

Fair Value Measurements Using Input Levels Liability (in thousands)
April 2, 2022	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(134)	$—	$(134)

October 2, 2021
Derivatives
Foreign currency forward contracts	$—	$(1,266)	$—	$(1,266)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and six months ended April 2, 2022 was $4.4 million and $7.8 million, respectively, compared to $4.7 million and $10.1 million for the three and six months ended April 3, 2021, respectively.
The effective tax rates for the three and six months ended April 2, 2022 were 14.2% and 13.4%, respectively, compared to the effective tax rates of 10.1% and 11.5% for the three and six months ended April 3, 2021, respectively. The increases were due to increases in discrete tax expenses of $1.2 million and $0.7 million for the three and six months ended April 2, 2022, respectively, as compared to the three and six months ended April 3, 2021, as well as a change in the geographic distribution of pre-tax book income. The increases in discrete tax expenses were primarily due to a $0.9 million discrete tax benefit during the three and six months ended April 3, 2021, related to the release of a full valuation allowance for a jurisdiction within the EMEA segment related to a settlement of an income tax audit.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $0.6 million for the three months ended April 2, 2022. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended April 2, 2022 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended April 2, 2022, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 2, 2022 and April 3, 2021 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$26,869	$41,763	$50,292	$77,962
Basic weighted average common shares outstanding	27,987	28,736	28,002	28,799
Dilutive effect of share-based awards and options outstanding	440	574	564	610
Diluted weighted average shares outstanding	28,427	29,310	28,566	29,409
Earnings per share:
Basic	$0.96	$1.45	$1.80	$2.71
Diluted	$0.95	$1.42	$1.76	$2.65
For the three and six months ended April 2, 2022 and April 3, 2021, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and six months ended April 2, 2022 and April 3, 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Finance lease expense:
Amortization of right-of-use assets	$1,667	$2,135	$3,360	$3,151
Interest on lease liabilities	1,229	1,237	2,451	2,440
Operating lease expense	2,838	2,697	5,695	5,449
Other lease expense	1,443	1,266	2,847	2,519
Total	$7,177	$7,335	$14,353	$13,559
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
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	April 2, 2022	October 2, 2021
ASSETS
Finance lease assets	Property, plant and equipment, net	$37,361	$38,657
Operating lease assets	Operating lease right-of-use assets	67,062	72,087
Total lease assets		$104,423	$110,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,309	$4,616
Operating lease liabilities	Other accrued liabilities	9,266	9,877
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	36,637	36,919
Operating lease liabilities	Long-term operating lease liabilities	34,347	37,970
Total lease liabilities		$84,559	$89,382

8.    Share-Based Compensation
The Company recognized $6.1 million and $12.4 million of compensation expense associated with share-based awards for the three and six months ended April 2, 2022, respectively, and $6.5 million and $11.8 million for the three and six months ended April 3, 2021, respectively.
Performance stock units ("PSUs") are payable in shares of the Company's common stock and have a performance period of three years. For PSUs, 50% vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 Index for grants issued in fiscal 2020 and prior and the S&P 400 Index for grants issued in fiscal 2021 and beyond. Both are a market condition. The remaining 50% of PSUs vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, with grants made in fiscal 2021 and beyond being subject to an individual year minimum and maximum absolute economic return. The vesting and payout of awards will range between 0% and 200% of the shares granted based upon metrics during a performance period for PSUs based on economic return and PSUs based on TSR compared to the Russell 3000 Index. For PSUs based on TSR compared to the S&P 400 Index, the vesting and payout of awards will range between 0% and 150% of shares granted. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the Russell 3000 Index or S&P 400 Index during the performance period and if a 2.5% average economic return is achieved over the performance period of three years. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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

Information about the Company’s three reportable segments for the three and six months ended April 2, 2022 and April 3, 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
AMER	$311,205	$364,697	$588,551	$692,264
APAC	533,885	458,872	1,025,557	910,174
EMEA	73,702	83,322	146,565	162,045
Elimination of inter-segment sales	(30,069)	(26,006)	(54,494)	(53,243)
	$888,723	$880,885	$1,706,179	$1,711,240

Operating income (loss):
AMER	$7,769	$26,203	$9,559	$42,685
APAC	60,860	58,112	121,548	119,654
EMEA	490	(1,618)	1,446	(2,606)
Corporate and other costs	(33,282)	(32,010)	(66,243)	(62,180)
	$35,837	$50,687	$66,310	$97,553
Other income (expense):
Interest expense	$(3,345)	$(3,818)	$(6,391)	$(7,904)
Interest income	262	390	533	764
Miscellaneous, net	(1,446)	(825)	(2,369)	(2,343)
Income before income taxes	$31,308	$46,434	$58,083	$88,070

	April 2, 2022	October 2, 2021
Total assets:
AMER	$962,320	$789,385
APAC	1,626,518	1,283,124
EMEA	295,353	275,122
Corporate and eliminations	105,857	114,262
	$2,990,048	$2,461,893

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended April 2, 2022 and April 3, 2021 (in thousands):

	Six Months Ended
	April 2, 2022	April 3, 2021
Reserve balance, beginning of period	$6,645	$6,386
Accruals for warranties issued during the period	1,885	967
Settlements (in cash or in kind) during the period	(1,193)	(1,747)
Reserve balance, end of period	$7,337	$5,606

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
On August 13, 2020, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there then existed a total of $100.0 million in share repurchase authority under the program. The 2021 Program commenced upon completion of the 2019 Program. During the three months ended April 3, 2021, the Company repurchased 349,297 shares under this program for $29.1 million at an average price of $83.39 per share. During the six months ended April 3, 2021, the Company repurchased 582,808 shares under this program for $46.6 million at an average price of $79.91 per share.
On August 11, 2021, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. The 2022 Program has no expiration. During the three months ended April 2, 2022, the Company repurchased 305,707 shares under this program for $25.0 million at an average price of $81.79 per share. During the six months ended April 2, 2022, the Company repurchased 416,147 shares under this program for $35.2 million at an average price of $84.43 per share. As of April 2, 2022, $11.7 million of authority remained under the 2022 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which the Company may elect to sell receivables; at a discount. All facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 2, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of April 2, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, and in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and six months ended April 2, 2022 and April 3, 2021 were not material.

The Company sold $202.2 million and $195.6 million of trade accounts receivable under these programs, or their predecessors, during the three months ended April 2, 2022 and April 3, 2021, respectively, in exchange for cash proceeds of $201.5 million and $195.1 million, respectively.

The Company sold $350.2 million and $394.0 million of trade accounts receivable under these programs, or their predecessors, during the six months ended April 2, 2022 and April 3, 2021, respectively, in exchange for cash proceeds of $349.0 million and $392.9 million, respectively.

As of April 2, 2022 and October 2, 2021, $200.4 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and six months ended April 2, 2022 and April 3, 2021 and disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	April 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$98,267	$302,326	$14,061	$414,654
Healthcare/Life Sciences	143,855	165,099	44,294	353,248
Aerospace/Defense	67,213	38,923	14,685	120,821
External revenue	309,335	506,348	73,040	888,723
Inter-segment sales	1,870	27,537	662	30,069
Segment revenue	$311,205	$533,885	$73,702	$918,792

	Three Months Ended
	April 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$131,341	$255,537	$20,040	$406,918
Healthcare/Life Sciences	155,027	149,863	44,877	349,767
Aerospace/Defense	75,188	31,320	17,692	124,200
External revenue	361,556	436,720	82,609	880,885
Inter-segment sales	3,141	22,152	713	26,006
Segment revenue	$364,697	$458,872	$83,322	$906,891

	Six Months Ended
	April 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$181,512	$567,601	$29,368	$778,481
Healthcare/Life Sciences	279,817	334,336	83,560	697,713
Aerospace/Defense	122,963	74,666	32,356	229,985
External revenue	584,292	976,603	145,284	1,706,179
Inter-segment sales	4,259	48,954	1,281	54,494
Segment revenue	$588,551	$1,025,557	$146,565	$1,760,673

	Six Months Ended
	April 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$253,367	$493,785	$37,808	$784,960
Healthcare/Life Sciences	281,466	303,909	83,705	669,080
Aerospace/Defense	152,168	65,579	39,453	257,200
External revenue	687,001	863,273	160,966	1,711,240
Inter-segment sales	5,263	46,901	1,079	53,243
Segment revenue	$692,264	$910,174	$162,045	$1,764,483

For the three and six months ended April 2, 2022, approximately 85% and 86% of the Company's revenue, respectively, was recognized as the performance obligations for products and services were transferred over time. For the three and six months ended April 3, 2021, approximately 92% and 91% of the Company's revenue, respectively, was recognized as the performance obligations for products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the six months ended April 2, 2022 and April 3, 2021 (in thousands):

	Six Months Ended
	April 2, 2022	April 3, 2021
Contract assets, beginning of period	$115,283	$113,946
Revenue recognized during the period	1,460,802	1,559,878
Amounts collected or invoiced during the period	(1,459,998)	(1,557,384)
Contract assets, end of period	$116,087	$116,440
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of April 2, 2022 and October 2, 2021 the balance of advance payments from customers that remained in other accrued liabilities was $195.4 million and $101.1 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
Restructuring and impairment charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended April 2, 2022, the Company did not incur any restructuring and impairment charges. For the six months ended April 2, 2022, the Company recorded $2.0 million of restructuring and charges primarily due to employee severance costs associated with a facility transition in the Company's APAC segment.

For the three and six months ended April 3, 2021, the Company incurred restructuring and impairment charges of $2.0 million, which consisted of severance from the reduction of the Company's workforce primarily in the EMEA region.

The Company recognized a tax benefit of $0.2 million related to restructuring and impairment charges for the six months ended April 2, 2022 and $0.2 million related to restructuring charges in the three and six months ended April 3, 2021.

The Company's restructuring accrual activity for the three and six months ended April 2, 2022 and three months ended April 3, 2021 is included in the table below (in thousands):

	Fixed Asset and Operating ROU Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of October 2, 2021	$—	$71	$71
Restructuring and impairment costs	255	1,766	2,021
Amounts utilized	(255)	(75)	(330)
Accrual balance, as of January 1, 2022	$—	$1,762	$1,762
Restructuring and impairment costs	—	—	—
Amounts utilized	—	(100)	(100)
Accrual balance, as of April 2, 2022	$—	$1,662	$1,662

	Fixed Asset and Operating ROU Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of January 2, 2021	$—	$22	$22
Restructuring and impairment costs	—	2,029	2,029
Amounts utilized	—	(440)	(440)
Accrual balance, as of April 3, 2021	$—	$1,611	$1,611

There was no material restructuring activity for the three months ended January 2, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the evolving effect, which may intensify, of COVID-19 on our employees, customers, suppliers, and logistics providers, including the impact of governmental actions being taken to curtail the spread of the virus. Other risks and uncertainties include, but are not limited to: the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform, any tax law changes as a result of change in U.S. presidential administration, and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s exit from the European Union); the potential effect of other world or local events or other events outside our control (such as the recent conflict between Russia and Ukraine, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors in our fiscal 2021 Form 10-K.

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

The following information should be read in conjunction with our condensed consolidated financial statements included herein and "Risk Factors" included in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, and our "Safe Harbor" Cautionary Statement included above.

Current Events Update
We continue to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. The health and safety of our employees is a top priority for us. We have progressively implemented measures to safeguard our employees from COVID-19 infection and exposure and have made significant efforts to mitigate the effects of regulatory authority restrictions on our operations. These efforts will continue as requirements change, new risks are identified and infections impact us. We have experienced labor shortages due to COVID-19 quarantines or workforce curtailments, as the virus spreads. The spread and resurgence of COVID-19 from new variants in jurisdictions we operate may make our ability to mitigate the impacts of the pandemic on our productivity more challenging. In our China operations, the potential for continuing shutdowns and other restrictions required by government affecting us and our suppliers could adversely impact our business, financial condition, or results of operations.

We remain in close contact with our suppliers to understand the impacts of COVID-19 on their businesses and operations. Our suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers as a result of COVID-19. We have experienced, and expect to continue to experience during the remainder of fiscal 2022, an inability to procure certain components and materials on a timely basis due to worsening supply chain shortages likely as a result of the COVID-19 pandemic, and worsened by geopolitical conditions including the conflict in Ukraine. We continue to take steps to validate our suppliers’ ability to deliver to us on time. However, the extended lead times have required us to make additional investments in inventory to satisfy customer demand, which we expect to persist.

Worsening global supply chain constraints have impacted our ability to meet customer demand and will continue to inhibit our ability to capture the demand from our customers during fiscal 2022. We continue to maintain additional resources to help mitigate component constraint challenges and the operating inefficiencies COVID-19 has created, but note these inefficiencies place additional burden on operating results.

Over the past few quarters, global supply chain constraints have led to inflation in many of the components we acquire, as well as labor and operating costs. We expect the increase in costs to continue in the near future. Labor-related issues have become more pronounced likely as a result of COVID-19 and current economic conditions. We have been, and expect to continue to be, subject to such inflationary and general labor cost increases including in our Malaysia operations where the government has imposed mandatory increases to minimum wage that are expected to go into effect in our third quarter of fiscal 2022. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the pricing recoveries received may be dilutive to our operating margin. The inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results, cash flows, and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer demand.

We believe our balance sheet is positioned to support the potential future challenges presented by COVID-19 and other macro-economic pressures we are facing. As of the second quarter of fiscal 2022, cash and cash equivalents and restricted cash were $309 million, while debt, finance lease obligations and other financing were $408 million. Borrowings under our Credit Facility as of April 2, 2022 were $212 million, leaving $138 million of our revolving commitment of $350 million available for use as of April 2, 2022 as well as the ability to expand our revolving commitment to $600 million upon mutual agreement with the bank. Refer to Note 3, "Debt, Finance Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

The recent conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., United Kingdom, European Union and other countries against Russia. While the impacts of the conflict have not been material on our operating results, as we do not have operations or material customers or suppliers in either country, it is not possible to predict the broader consequences of this conflict.

See in particular the "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, including "Our financial condition and results of operations may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak", "We experience component shortages, price fluctuations and supplier quality concerns.", and "Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks."

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$888.7	$880.9	$1,706.2	$1,711.2
Cost of sales	812.2	789.9	1,559.7	1,541.0
Gross profit	76.5	91.0	146.5	170.3
Gross margin	8.6%	10.3%	8.6%	10.0%
Operating income	35.8	50.7	66.3	97.6
Operating margin	4.0%	5.8%	3.9%	5.7%
Other expense	4.5	4.3	8.2	9.5
Income tax expense	4.4	4.7	7.8	10.1
Net income	26.9	41.8	50.3	78.0
Diluted earnings per share	$0.95	$1.42	$1.76	$2.65
Return on invested capital*			10.2%	17.3%
Economic return*			0.9%	9.2%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 to this Quarterly Report on Form 10-Q for a reconciliation.

Net sales. For the three months ended April 2, 2022, net sales increased $7.8 million, or 0.9%, as compared to the three months ended April 3, 2021. For the six months ended April 2, 2022, net sales decreased $5.0 million, or 0.3%, as compared to the six months ended April 3, 2021.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
AMER	$311.2	$364.7	$588.5	$692.3
APAC	533.9	458.9	1,025.6	910.2
EMEA	73.7	83.3	146.6	162.0
Elimination of inter-segment sales	(30.1)	(26.0)	(54.5)	(53.3)
Total net sales	$888.7	$880.9	$1,706.2	$1,711.2
AMER. Net sales for the three months ended April 2, 2022 in the AMER segment decreased $53.5 million, or 14.7%, as compared to the three months ended April 3, 2021. The decrease in net sales was driven by overall net decreased customer end-market demand. We also experienced supply chain constraints that have created limitations with meeting available customer demand. The decrease in net sales was also driven by a $12.9 million decrease due to a disengagement with a customer and an $11.1 million decrease for end-of-life products. These decreases were partially offset by a $9.7 million increase in production ramps of new products for existing customers.
During the six months ended April 2, 2022, net sales in the AMER segment decreased $103.8 million, or 15.0%, as compared to the six months ended April 3, 2021. The decrease in net sales was driven by overall net decreased customer end-market demand. We also experienced supply chain constraints that have created limitations with meeting available customer demand.

The decrease in net sales was also driven by a $19.8 million decrease due to a disengagement with a customer and a $15.6 million decrease for end-of-life products. These decreases were partially offset by a $9.7 million increase in production ramps of new products for existing customers.
APAC. Net sales for the three months ended April 2, 2022 in the APAC segment increased $75.0 million, or 16.3%, as compared to the three months ended April 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand and a $17.9 million decrease for end-of-life products.
During the six months ended April 2, 2022, net sales in the APAC segment increased $115.4 million, or 12.7%, as compared to the six months ended April 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand. The increase was also driven by a $30.7 million increase in production ramps of new products for existing customers. These increases were partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand and a $29.9 million decrease for end-of-life products.
EMEA. Net sales for the three months ended April 2, 2022 in the EMEA segment decreased $9.6 million, or 11.5%, as compared to the three months ended April 3, 2021. The decrease in net sales was driven by overall net decreased customer end-market demand.
During the six months ended April 2, 2022, net sales in the EMEA segment decreased $15.4 million, or 9.5%, as compared to the six months ended April 3, 2021. The decrease in net sales was driven by overall net decreased customer end-market demand.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
Industrial	$414.7	$406.9	$778.5	$785.0
Healthcare/Life Sciences	353.2	349.8	697.7	669.0
Aerospace/Defense	120.8	124.2	230.0	257.2
Total net sales	$888.7	$880.9	$1,706.2	$1,711.2
Industrial. Net sales for the three months ended April 2, 2022 in the Industrial sector increased $7.8 million, or 1.9%, as compared to the three months ended April 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand. The increase was further offset by a $12.9 million decrease due to a disengagement with a customer and a $10.5 million decrease for end-of-life products.
During the six months ended April 2, 2022, net sales in the Industrial sector decreased $6.5 million, or 0.8%, as compared to the six months ended April 3, 2021. The decrease in net sales was driven by a $23.2 million decrease due to disengagements with customers and a $17.1 million decrease for end-of-life products. These decreases were partially offset by a $20.2 million increase due to production ramps of new products for existing customers as well as overall net increased customer end-market demand, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand.
Healthcare/Life Sciences. Net sales for the three months ended April 2, 2022 in the Healthcare/Life Sciences sector increased $3.4 million, or 1.0%, as compared to the three months ended April 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand and by a $15.7 million decrease for end-of-life products.
During the six months ended April 2, 2022, net sales in the Healthcare/Life Sciences sector increased $28.7 million, or 4.3%, as compared to the six months ended April 3, 2021. The increase in net sales was driven by a $18.3 million in production ramps of new products for existing customers as well as overall net increased customer end-market demand, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand and by a $26.2 million decrease for end-of-life products.
Aerospace/Defense. Net sales for the three months ended April 2, 2022 in the Aerospace/Defense sector decreased $3.4 million, or 2.7%, as compared to the three months ended April 3, 2021. The decrease was driven by net decreased customer end-market demand. These decreases were partially offset by a $5.7 million increase due to production ramps of new products for existing customers.
During the six months ended April 2, 2022, net sales in the Aerospace/Defense sector decreased $27.2 million, or 10.6%, as compared to the six months ended April 3, 2021. The decrease was driven by net decreased customer end-market demand, primarily with commercial aerospace customers likely due to COVID-19, as well as the impact of supply chain constraints that have created limitations with meeting available customer demand.
Cost of sales. Cost of sales for the three months ended April 2, 2022 increased $22.3 million, or 2.8%, as compared to the three months ended April 3, 2021, while cost of sales for the six months ended April 2, 2022 increased $18.7 million, or 1.2%, as compared to the six months ended April 3, 2021. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and six months ended April 2, 2022 and April 3, 2021, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% of the variable costs for the three and six months ended April 2, 2022 and 88% for the three and six months ended April 3, 2021, were related to material and component costs.
As compared to the three months ended April 3, 2021, the increase in cost of sales for the three months ended April 2, 2022 was primarily driven by the increase in net sales, an increase in fixed costs, unfavorable customer mix, reduced labor productivity and increased labor costs. As compared to the six months ended April 3, 2021, the increase in cost of sales for the six months ended April 2, 2022 was primarily driven by an increase in fixed costs, unfavorable customer mix, reduced labor productivity and increased labor costs. This was partially offset by a decrease in net sales.
Gross profit. Gross profit for the three months ended April 2, 2022 decreased $14.5 million, or 15.9%, as compared to the three months ended April 3, 2021. Gross profit for the six months ended April 2, 2022 decreased $23.8 million, or 14.0%, as compared to the six months ended April 3, 2021. Gross margin of 8.6% for the three months ended April 2, 2022 decreased 170 basis points compared to the three months ended April 3, 2021. Gross margin of 8.6% for the six months ended April 2, 2022 decreased 140 basis points compared to the six months ended April 3, 2021. The primary driver of the decrease in gross profit and gross margin for the three months ended April 2, 2022 was the increase in fixed costs, unfavorable customer mix, reduced labor productivity and increased labor costs, partially offset by the increase in net sales. The primary driver of the decrease in gross profit and gross margin for the six months ended April 2, 2022 was the decrease in net sales, the increase in fixed costs, unfavorable customer mix, reduced labor productivity and increased labor costs.
Operating income. Operating income for the three months ended April 2, 2022 decreased $14.9 million, or 29.4%, as compared to the three months ended April 3, 2021 as a result of the decrease in gross profit and a $2.4 million increase in selling and administrative expenses ("S&A"), partially offset by a $2.0 million decrease in restructuring and impairment charges. The increase in S&A was primarily due to an increase in compensation costs. Operating margin of 4.0% for the three months ended April 2, 2022 decreased 180 basis points compared to the three months ended April 3, 2021, primarily due to the decrease in gross margin as a result of the factors previously discussed and the increase in S&A expenses, partially offset by the decrease in restructuring and impairment charges.
Operating income for the six months ended April 2, 2022 decreased $31.3 million, or 32.1%, as compared to the six months ended April 3, 2021 as a result of the decrease in gross profit and a $7.5 million increase in S&A. The increase in S&A was primarily due to an increase in bad debt expense compared to recovery of a previously reserved customer receivable received during the six months ended April 2, 2022, as well as increased compensation costs. Operating margin of 3.9% for the six months ended April 2, 2022 decreased 180 basis points compared to the six months ended April 3, 2021, primarily due to the decrease in gross margin as a result of the factors previously discussed and the increase in S&A expenses.
A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating income (loss):
AMER	$7.8	$26.2	$9.6	$42.7
APAC	60.8	58.2	121.5	119.7
EMEA	0.4	(1.6)	1.4	(2.6)
Corporate and other costs	(33.2)	(32.1)	(66.2)	(62.2)
Total operating income	$35.8	$50.7	$66.3	$97.6

AMER. Operating income decreased $18.4 million for the three months ended April 2, 2022 as compared to the three months ended April 3, 2021, primarily as a result of a decrease in net sales, reductions in labor productivity, increased labor costs and increased fixed costs. This was partially offset by a positive shift in customer mix.
During the six months ended April 2, 2022, operating income in the AMER segment decreased $33.1 million as compared to the six months ended April 3, 2021, primarily as a result of a decrease in net sales, reductions in labor productivity, increased labor costs, increased fixed costs and an increase in bad debt expense compared to recovery of a previously reserved customer receivable for the six months ended April 3, 2021. This was partially offset by a positive shift in customer mix.
APAC. Operating income increased $2.6 million for the three months ended April 2, 2022 as compared to the three months ended April 3, 2021, primarily as a result of an increase in net sales, partially offset by reductions in labor productivity, increased labor costs, an increase in fixed costs and a negative shift in customer mix.
During the six months ended April 2, 2022, operating income in the APAC segment increased $1.8 million as compared to the six months ended April 3, 2021, primarily as a result of an increase in net sales, partially offset by reductions in labor productivity, increased labor costs, an increase in fixed costs and a negative shift in customer mix.
EMEA. Operating income increased $2.0 million for the three months ended April 2, 2022 as compared to the three months ended April 3, 2021 primarily as a result of operational efficiencies and a positive shift in customer mix. This was partially offset by a decrease in net sales.
During the six months ended April 2, 2022, operating income in the EMEA segment increased $4.0 million as compared to the six months ended April 3, 2021, primarily as a result of operational efficiencies, a positive shift in customer mix and a decrease in fixed costs. This was partially offset by a decrease in net sales.
Other expense. Other expense for the three months ended April 2, 2022 increased $0.3 million as compared to the three months ended April 3, 2021. The increase in other expense was primarily due to the increase in foreign exchange losses of $0.2 million, the increase in factoring fees of $0.2 million and the decrease in other miscellaneous income of $0.2 million, partially offset by the decrease in interest expense of $0.5 million.
Other expense for the six months ended April 2, 2022 decreased $1.3 million as compared to the six months ended April 3, 2021. The decrease in other expense was primarily due to the decrease in interest expense of $1.5 million.
Income taxes. Income tax expense for the three and six months ended April 2, 2022 was $4.4 million and $7.8 million, respectively, compared to $4.7 million and $10.1 million for the three and six months ended April 3, 2021, respectively. The increases were due to increases in discrete tax expenses of $1.2 million and $0.7 million for the three and six months ended April 2, 2022, respectively, as compared to the three and six months ended April 3, 2021, as well as a change in the geographic distribution of pre-tax book income. The increases in discrete tax expenses were primarily due to a decrease in pre-tax book income for the three and six months ended April 2, 2022, a $0.9 million discrete tax benefit during the three and six months ended April 3, 2021.
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
Net Income. Net income for the three months ended April 2, 2022 decreased $14.9 million, or 35.6%, from the three months ended April 3, 2021 to $26.9 million. Net income decreased primarily as a result of the decrease in operating income.
Net income for the six months ended April 2, 2022 decreased $27.7 million, or 35.5%, from the six months ended April 3, 2021 to $50.3 million. Net income decreased primarily as a result of the decrease in operating income, partially offset by the decrease in other expense and tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share decreased to $0.95 for the three months ended April 2, 2022 from $1.42 for the three months ended April 3, 2021 primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
Diluted earnings per share decreased to $1.76 for the six months ended April 2, 2022 from $2.65 for the six months ended April 3, 2021 primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.

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
We review our internal calculation of WACC annually. Our WACC is 9.3% for fiscal 2022 as compared to 8.1% for fiscal 2021. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the six months ended April 2, 2022, ROIC of 10.2% reflects an economic return of 0.9%, based on our weighted average cost of capital of 9.3%. For the six months ended April 3, 2021, ROIC of 17.3% reflects an economic return of 9.2%, based on our weighted average cost of capital of 8.1% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Six Months Ended
	April 2, 2022	April 3, 2021
Adjusted operating income (tax effected)	$117.5	$173.3
Average invested capital	1,151.8	1,002.3
After-tax ROIC	10.2%	17.3%
WACC	9.3%	8.1%
Economic return	0.9%	9.2%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $308.9 million as of April 2, 2022, as compared to $270.5 million as of October 2, 2021.
As of April 2, 2022, 92% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.

Our future cash flows from operating activities will be reduced by $47.9 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining years (in millions):

2023	$5.5
2024	10.6
2025	14.2
2026	17.6
Total	$47.9
Cash Flows. The following table provides a summary of cash flows (in millions):

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash (used in) provided by operating activities	$(4.7)	$88.9
Cash used in investing activities	(64.3)	(23.1)
Cash provided by (used in) financing activities	107.8	(160.5)

Operating Activities. Cash flows used in operating activities were $4.7 million for the six months ended April 2, 2022, as compared to cash flows provided by operating activities of $88.9 million for the six months ended April 3, 2021. The decrease was primarily due to cash flow (reductions) improvements of:

•$(27.7) million decrease in net income.
•$(401.0) million in inventory cash flows primarily attributable to efforts to mitigate supply chain constraints for certain components with longer lead times by acquiring materials to support production of certain products in future quarters. This allows us to support our customers' continuity of supply for their customers. In addition, inventory levels have increased to support the ramp of customer programs.
•$(32.1) million in accounts receivable cash flows driven by timing of customer shipments and payments as well as mix of customer payment terms.
•$122.0 million in accounts payables cash flows driven by increased purchasing activity to support the ramp of customer programs.
•$145.9 million in customer deposit cash flows driven by significant deposits received from six customers in the current year to cover certain inventory balances associated with longer lead times as a result of supply chain constraints heightened by the COVID-19 outbreak.
•$86.3 million in other current and non-current liabilities cash flows driven by an increase in advance payments from customers, partially offset by a decrease in accrued salaries and wages due to timing of the quarter-end.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 2, 2022	April 3, 2021
Days in accounts receivable	59	52
Days in contract assets	12	12
Days in inventory	154	89
Days in accounts payable	(86)	(61)
Days in cash deposits	(41)	(20)
Annualized cash cycle	98	72

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
As of April 2, 2022, annualized cash cycle days increased twenty-six days compared to April 3, 2021 due to the following:
Days in accounts receivable for the three months ended April 2, 2022 increased seven days compared to the three months ended April 3, 2021. The increase is primarily attributable to the timing of customer shipments and payments and mix of customer payment terms, partially offset by an increase in factored receivables.
Days in contract assets for the three months ended April 2, 2022 remained flat compared to the three months ended April 3, 2021.
Days in inventory for the three months ended April 2, 2022 increased sixty-five days compared to the three months ended April 3, 2021. The increase is primarily attributable to efforts to mitigate supply chain constraints for certain components with longer lead times by acquiring materials to support production of certain products in future quarters. This allows us to support our customers' continuity of supply for their customers. In addition, inventory levels have increased to support the ramp of customer programs.
Days in accounts payable for the three months ended April 2, 2022 increased twenty-five days compared to the three months ended April 3, 2021. The increase is primarily attributable to increased purchasing activity to support the ramp of customer products.
Days in cash deposits for the three months ended April 2, 2022 increased twenty-one days compared to the three months ended April 3, 2021. The increase was primarily attributable to significant deposits received from eight customers to cover certain inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow (used in) provided by operations less capital expenditures. FCF was $(68.8) million for the six months ended April 2, 2022 compared to $65.7 million for the six months ended April 3, 2021, a decrease of $134.5 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash flows (used in) provided by operating activities	$(4.7)	$88.9
Payments for property, plant and equipment	(64.1)	(23.2)
Free cash flow	$(68.8)	$65.7
Investing Activities. Cash flows used in investing activities were $64.3 million for the six months ended April 2, 2022 compared to $23.1 million for the six months ended April 3, 2021. The increase in cash used in investing activities was due to a $41.0 million increase in capital expenditures, primarily due to our manufacturing footprint expansion in Bangkok, Thailand.
We estimate funded capital expenditures for fiscal 2022 will be approximately $110.0 million to $130.0 million, of which $64.1 million was utilized through the first six months of fiscal 2022. The remaining fiscal 2022 capital expenditures are anticipated to be used primarily for our manufacturing footprint expansion in Bangkok, Thailand, and to support new program ramps and replace older equipment.
Financing Activities. Cash flows provided by financing activities were $107.8 million for the six months ended April 2, 2022 compared to cash flows used in financing activities of $160.5 million for the six months ended April 3, 2021. The increase was primarily attributable to an increase of $257.0 million in net borrowings on the Credit Facility and a decrease of $16.8 million in cash used to repurchase our common stock.
On August 20, 2019, the Board of Directors approved a share repurchase program under which we were authorized to repurchase $50.0 million of our common stock (the "2019 Program"). During the six months ended April 3, 2021, we completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million at an average price of $72.44 per share.
On August 13, 2020, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there then existed a total of $100.0 million in share repurchase authority under the program. The 2021 program commenced upon completion of the 2019 Program. During the three months ended April 3, 2021, we repurchased 349,297 shares under this program for $29.1 million at an average price of $83.39 per share. During the six months ended April 3, 2021, the Company repurchased 582,808 shares under this program for $46.6 million at an average price of $79.91 per share.
On August 11, 2021, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. The 2022 Program has no expiration. During the three months ended April 2, 2022, we repurchased 305,707 shares under this program for $25.0 million at an average price of $81.79 per share. During the six months ended April 3, 2021, the Company repurchased 416,147 shares under this program for $35.2 million at an average price of $84.43 per share. As of April 2, 2022, $11.7 million of authority remained under the 2022 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of April 2, 2022, we were in compliance with the covenants under the 2018 NPA.
On May 15, 2019, we refinanced our then-existing senior unsecured revolving credit facility by entering into a new five-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During the six months ended April 2, 2022, the highest daily borrowing was $294.0 million; the average daily borrowings were $168.7 million. We borrowed $377.0 million and repaid $220.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during the six months ended April 2, 2022. As of April 2, 2022, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused revolving commitment based on our leverage ratio; the fee was 0.15% as of April 2, 2022.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 2, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of April 2, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.

We sold $202.2 million and $195.6 million of trade accounts receivable under these programs during the three months ended April 2, 2022 and April 3, 2021, respectively, in exchange for cash proceeds of $201.5 million and $195.1 million, respectively.
We sold $350.2 million and $394.0 million of trade accounts receivable under these programs during the six months ended April 2, 2022 and April 3, 2021, respectively, in exchange for cash proceeds of $349.0 million and $392.9 million, respectively.
As of April 2, 2022 and October 2, 2021, $200.4 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by COVID-19, including increased working capital requirements associated with longer lead time for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints or workplace safety restrictions. As of the end of the second quarter of fiscal 2022, cash and cash equivalents and restricted cash were $309 million, while debt, finance lease obligations and other financing were $408 million. We have significant funding availability through our Credit Facility, should future needs arise. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are disclosed in our 2021 Annual Report on Form 10-K. During the second quarter of fiscal 2022, there were no material changes.

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
Foreign Currency Risk
Our international operations create potential foreign exchange risk. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. We cannot predict changes in currency rates, nor the degree to which we will be able to manage the impacts of currency exchange rate changes. Such changes could have a material effect on our business, results of operations and financial condition.
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Sales	9%	10%
Total Costs	18%	15%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of April 2, 2022, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer. We cannot predict changes in interest rates.
As of April 2, 2022, our only material interest rate risk was associated with our Credit Facility. Revolving commitments under the Credit Facility bear interest, at our option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on our then-current leverage ratio (as defined in the Credit Facility). As of April 2, 2022, the borrowing rate under the Credit Facility was LIBOR plus 1.375%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of April 2, 2022, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2022 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended April 2, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 2, 2022 - January 29, 2022	35,171	$87.81	35,171	$33,656,968
January 30, 2022- February 26, 2022	127,487	79.60	127,487	23,509,083
February 27, 2022 - April 2, 2022	143,049	82.26	143,049	$11,742,093
	305,707	$81.79	305,707
(1) On August 11, 2021, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program during the fourth quarter of fiscal 2021. The 2022 Program has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2022 Program as of April 2, 2022.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	May 6, 2022	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	May 6, 2022	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer