Form 10-Q
period 2022-07-02
PLEXUS CORP
filed 2022-08-05
CIK 785786

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
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2022, there were 27,712,174 shares of common stock outstanding.

PLEXUS CORP.

July 2, 2022

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$981,341	$814,387	$2,687,520	$2,525,627
Cost of sales	887,723	740,337	2,447,396	2,281,298
Gross profit	93,618	74,050	240,124	244,329
Selling and administrative expenses	44,057	36,439	122,232	107,136
Restructuring and impairment charges	—	1,238	2,021	3,267
Operating income	49,561	36,373	115,871	133,926
Other income (expense):
Interest expense	(3,923)	(3,190)	(10,314)	(11,094)
Interest income	318	308	851	1,072
Miscellaneous, net	(2,678)	(579)	(5,047)	(2,922)
Income before income taxes	43,278	32,912	101,361	120,982
Income tax expense	5,784	5,303	13,575	15,411
Net income	$37,494	$27,609	$87,786	$105,571
Earnings per share:
Basic	$1.35	$0.97	$3.14	$3.68
Diluted	$1.33	$0.95	$3.09	$3.60
Weighted average shares outstanding:
Basic	27,738	28,529	27,913	28,708
Diluted	28,179	29,068	28,452	29,298
Comprehensive income:
Net income	$37,494	$27,609	$87,786	$105,571
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(3,239)	(1,218)	(1,531)	(1,719)
Foreign currency translation adjustments	(10,873)	1,434	(16,779)	6,730
Other comprehensive (loss) income	(14,112)	216	(18,310)	5,011
Total comprehensive income	$23,382	$27,825	$69,476	$110,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 2, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$276,608	$270,172
Restricted cash	1,222	341
Accounts receivable, net of allowances of $2,499 and $1,188, respectively	613,510	519,684
Contract assets	128,050	115,283
Inventories, net	1,561,264	972,312
Prepaid expenses and other	73,771	53,094
Total current assets	2,654,425	1,930,886
Property, plant and equipment, net	429,990	395,094
Operating lease right-of-use assets	64,293	72,087
Deferred income taxes	26,919	27,385
Other assets	28,836	36,441
Total non-current assets	550,038	531,007
Total assets	$3,204,463	$2,461,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$250,012	$66,313
Accounts payable	853,203	634,969
Customer deposits	390,779	204,985
Accrued salaries and wages	68,386	75,394
Other accrued liabilities	298,363	147,042
Total current liabilities	1,860,743	1,128,703
Long-term debt and finance lease obligations, net of current portion	184,707	187,033
Long-term accrued income taxes payable	42,167	47,974
Long-term operating lease liabilities	32,270	37,970
Deferred income taxes payable	6,289	5,677
Other liabilities	20,097	26,304
Total non-current liabilities	285,530	304,958
Total liabilities	2,146,273	1,433,661
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,079 and 53,849 shares issued, respectively, and 27,712 and 28,047 shares outstanding, respectively	541	538
Additional paid-in capital	647,169	639,778
Common stock held in treasury, at cost, 26,367 and 25,802 shares, respectively	(1,090,003)	(1,043,091)
Retained earnings	1,521,777	1,433,991
Accumulated other comprehensive loss	(21,294)	(2,984)
Total shareholders’ equity	1,058,190	1,028,232
Total liabilities and shareholders’ equity	$3,204,463	$2,461,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Common stock - shares outstanding
Beginning of period	27,859	28,659	28,047	29,002
Exercise of stock options and vesting of other share-based awards	2	10	230	323
Treasury shares purchased	(149)	(292)	(565)	(948)
End of period	27,712	28,377	27,712	28,377

Total stockholders' equity, beginning of period	$1,040,591	$1,013,952	$1,028,232	$977,480
Common stock - par value
Beginning of period	541	538	538	535
Exercise of stock options and vesting of other share-based awards	—	—	3	3
End of period	541	538	541	538
Additional paid-in capital
Beginning of period	641,175	627,176	639,778	621,564
Share-based compensation expense	6,048	5,860	18,226	17,682
Exercise of stock options and vesting of other share-based awards, including tax withholding	(54)	115	(10,835)	(6,095)
End of period	647,169	633,151	647,169	633,151
Treasury stock
Beginning of period	(1,078,226)	(986,539)	(1,043,091)	(934,639)
Treasury shares purchased	(11,777)	(27,302)	(46,912)	(79,202)
End of period	(1,090,003)	(1,013,841)	(1,090,003)	(1,013,841)
Retained earnings
Beginning of period	1,484,283	1,373,041	1,433,991	1,295,079
Net income	37,494	27,609	87,786	105,571
End of period	1,521,777	1,400,650	1,521,777	1,400,650
Accumulated other comprehensive loss
Beginning of period	(7,182)	(264)	(2,984)	(5,059)
Other comprehensive (loss) income	(14,112)	216	(18,310)	5,011
End of period	(21,294)	(48)	(21,294)	(48)
Total stockholders' equity, end of period	$1,058,190	$1,020,450	$1,058,190	$1,020,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities
Net income	$87,786	$105,571
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46,842	45,785
Deferred income taxes	1,574	(1,032)
Share-based compensation expense and related charges	18,254	18,047
Provision for allowance for doubtful accounts	—	(2,405)
Other, net	1,419	1,538
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(100,850)	18,134
Contract assets	(12,672)	(66)
Inventories	(601,601)	(107,066)
Other current and non-current assets	(14,681)	(19,161)
Accrued income taxes payable	(6,707)	(14,533)
Accounts payable	228,509	62,315
Customer deposits	189,068	18,871
Other current and non-current liabilities	137,211	5,514
Cash flows (used in) provided by operating activities	(25,848)	131,512
Cash flows from investing activities
Payments for property, plant and equipment	(85,028)	(34,384)
Other, net	(105)	44
Cash flows used in investing activities	(85,133)	(34,340)
Cash flows from financing activities
Borrowings under debt agreements	524,000	242,687
Payments on debt and finance lease obligations	(343,207)	(336,536)
Debt issuance costs	(898)	—
Repurchases of common stock	(46,912)	(79,202)
Proceeds from exercise of stock options	307	3,555
Payments related to tax withholding for share-based compensation	(11,142)	(9,647)
Cash flows provided by (used in) financing activities	122,148	(179,143)
Effect of exchange rate changes on cash and cash equivalents	(3,850)	1,574
Net increase (decrease) in cash and cash equivalents and restricted cash	7,317	(80,397)
Cash and cash equivalents and restricted cash:
Beginning of period	270,513	387,894
End of period	$277,830	$307,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2022 AND JULY 3, 2021
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of July 2, 2022 and October 2, 2021, the results of operations and shareholders' equity for the three and nine months ended July 2, 2022 and July 3, 2021, and the cash flows for the same nine month periods.
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
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and notes thereto. The full extent to which COVID-19 and current global economic conditions will impact the Company's business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. The Company has considered information available as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
Recently Issued Accounting Pronouncements Not Yet Adopted:
The Company believes that no recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of July 2, 2022 and October 2, 2021 consisted of the following (in thousands):

	July 2, 2022	October 2, 2021
Raw materials	$1,404,740	$860,538
Work-in-process	74,586	48,356
Finished goods	81,938	63,418
Total inventories, net	$1,561,264	$972,312
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 2, 2022 and October 2, 2021 were $379.8 million and $200.6 million, respectively.

3.    Debt, Finance Lease Obligations and Other Financing
Debt and finance lease obligations as of July 2, 2022 and October 2, 2021, consisted of the following (in thousands):

	July 2, 2022	October 2, 2021
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	240,000	55,000
Finance lease and other financing obligations	46,328	49,279
Unamortized deferred financing fees	(1,609)	(933)
Total obligations	434,719	253,346
Less: current portion	(250,012)	(66,313)
Long-term debt and finance lease obligations, net of current portion	$184,707	$187,033
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of July 2, 2022, the Company was in compliance with the covenants under the 2018 NPA.
On June 9, 2022, the Company refinanced its then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the nine months ended July 2, 2022, the highest daily borrowing was $327.0 million; the average daily borrowings were $204.9 million. The Company borrowed $524.0 million and repaid $339.0 million of revolving borrowings under the Credit Facility during the nine months ended July 2, 2022. As of July 2, 2022, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused Credit Facility based on the Company's leverage ratio; the fee was 0.125% as of July 2, 2022.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $383.5 million and $217.1 million as of July 2, 2022 and October 2, 2021, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $390.0 million and $205.0 million as of July 2, 2022 and October 2, 2021, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $2.6 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $141.4 million as of July 2, 2022, and a notional value of $107.4 million as of October 2, 2021. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $2.6 million liability as of July 2, 2022, and a $1.0 million liability as of October 2, 2021.
The Company had additional forward currency exchange contracts outstanding as of July 2, 2022, with a notional value of $52.4 million; there were $38.6 million such contracts outstanding as of October 2, 2021. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $0.4 million liability as of July 2, 2022, and a $0.2 million liability as of October 2, 2021.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 2, 2022	October 2, 2021		July 2, 2022	October 2, 2021
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$534	$76	Other accrued liabilities	$3,108	$1,119

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 2, 2022	October 2, 2021		July 2, 2022	October 2, 2021
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$153	$133	Other accrued liabilities	$566	$356

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives
	July 2, 2022	July 3, 2021
Foreign currency forward contracts	$(3,588)	$164

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		July 2, 2022	July 3, 2021
Foreign currency forward contracts	Cost of sales	$(322)	$1,290
Foreign currency forward contracts	Selling and administrative expenses	$(27)	$92

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		July 2, 2022	July 3, 2021
Foreign currency forward contracts	Miscellaneous, net	$(790)	$83

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives
	July 2, 2022	July 3, 2021
Foreign currency forward contracts	$(2,801)	$1,575

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		July 2, 2022	July 3, 2021
Foreign currency forward contracts	Cost of sales	$(1,174)	$3,031
Foreign currency forward contracts	Selling and administrative expenses	$(96)	$263

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		July 2, 2022	July 3, 2021
Foreign currency forward contracts	Miscellaneous, net	$(1,615)	$380
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of July 2, 2022 and October 2, 2021, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability) (in thousands)
July 2, 2022	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(2,987)	$—	$(2,987)

October 2, 2021
Derivatives
Foreign currency forward contracts	$—	$(1,266)	$—	$(1,266)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and nine months ended July 2, 2022 was $5.8 million and $13.6 million, respectively, compared to $5.3 million and $15.4 million for the three and nine months ended July 3, 2021, respectively.
The effective tax rate for the three and nine months ended July 2, 2022 was 13.4% compared to the effective tax rates of 16.1% and 12.7% for the three and nine months ended July 3, 2021, respectively. The decrease for the three months ended July 2, 2022 compared to the three months ended July 3, 2021, was due to a change in the geographic distribution of pre-tax book income, partially offset by an increase in discrete tax expenses of $1.4 million. The increase for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021, was due to a change in the geographic distribution of pre-tax book income and an increase in discrete tax expenses of $2.0 million.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $1.5 million for the three months ended July 2, 2022. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended July 2, 2022 was $0.2 million.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S or any foreign jurisdiction.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended July 2, 2022, the Company released a full valuation allowance for a jurisdiction within the EMEA segment related to the settlement of an income tax audit. The company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 2, 2022 and July 3, 2021 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$37,494	$27,609	$87,786	$105,571
Basic weighted average common shares outstanding	27,738	28,529	27,913	28,708
Dilutive effect of share-based awards and options outstanding	441	539	539	590
Diluted weighted average shares outstanding	28,179	29,068	28,452	29,298
Earnings per share:
Basic	$1.35	$0.97	$3.14	$3.68
Diluted	$1.33	$0.95	$3.09	$3.60
For the three and nine months ended July 2, 2022 there were no anti-dilutive shares. For the three and nine months ended July 3, 2021, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and nine months ended July 2, 2022 and July 3, 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Finance lease expense:
Amortization of right-of-use assets	$1,606	$1,541	$4,966	$4,692
Interest on lease liabilities	1,262	1,229	3,713	3,669
Operating lease expense	2,912	2,697	8,607	8,146
Other lease expense	1,712	1,024	4,559	3,543
Total	$7,492	$6,491	$21,845	$20,050
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
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	July 2, 2022	October 2, 2021
ASSETS
Finance lease assets	Property, plant and equipment, net	$36,099	$38,657
Operating lease assets	Operating lease right-of-use assets	64,293	72,087
Total lease assets		$100,392	$110,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$3,705	$4,616
Operating lease liabilities	Other accrued liabilities	8,640	9,877
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	36,173	36,919
Operating lease liabilities	Long-term operating lease liabilities	32,270	37,970
Total lease liabilities		$80,788	$89,382
As of July 2, 2022 we had $8.1 million of payments related to leases signed but not yet commenced. These leases will commence in the next twelve months, with lease terms between 3 and 25 years.

8.    Share-Based Compensation
The Company recognized $6.0 million and $18.2 million of compensation expense associated with share-based awards for the three and nine months ended July 2, 2022, respectively, and $6.3 million and $18.1 million for the three and nine months ended July 3, 2021, respectively.

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

Information about the Company’s three reportable segments for the three and nine months ended July 2, 2022 and July 3, 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
AMER	$342,572	$318,898	$931,123	$1,011,162
APAC	586,305	446,915	1,611,862	1,357,089
EMEA	84,177	76,519	230,742	238,564
Elimination of inter-segment sales	(31,713)	(27,945)	(86,207)	(81,188)
	$981,341	$814,387	$2,687,520	$2,525,627

Operating income (loss):
AMER	$16,976	$9,191	$26,535	$51,876
APAC	67,286	57,068	188,834	176,722
EMEA	2,597	58	4,043	(2,548)
Corporate and other costs	(37,298)	(29,944)	(103,541)	(92,124)
	$49,561	$36,373	$115,871	$133,926
Other income (expense):
Interest expense	$(3,923)	$(3,190)	$(10,314)	$(11,094)
Interest income	318	308	851	1,072
Miscellaneous, net	(2,678)	(579)	(5,047)	(2,922)
Income before income taxes	$43,278	$32,912	$101,361	$120,982

	July 2, 2022	October 2, 2021
Total assets:
AMER	$1,054,665	$789,385
APAC	1,763,076	1,283,124
EMEA	296,689	275,122
Corporate and eliminations	90,033	114,262
	$3,204,463	$2,461,893

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended July 2, 2022 and July 3, 2021 (in thousands):

	Nine Months Ended
	July 2, 2022	July 3, 2021
Reserve balance, beginning of period	$6,645	$6,386
Accruals for warranties issued during the period	2,431	2,102
Settlements (in cash or in kind) during the period	(2,032)	(2,434)
Reserve balance, end of period	$7,044	$6,054

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
On August 13, 2020, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the 2021 Program such that there then existed a total of $100.0 million in share repurchase authority under the program. The 2021 Program commenced upon completion of the 2019 Program. During the three months ended July 3, 2021, the Company repurchased 291,898 shares under this program for $27.3 million at an average price of $93.53 per share. During the nine months ended July 3, 2021, the Company repurchased 874,706 shares under this program for $73.9 million at an average price of $84.45 per share.
On August 11, 2021, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. During the three months ended July 2, 2022, the Company repurchased 148,571 shares under this program for $11.7 million at an average price of $79.27 per share. During the nine months ended July 2, 2022, the Company repurchased 564,718 shares under this program for $46.9 million at an average price of $83.07 per share. As of July 2, 2022, the Company completed the 2022 Program, and there is no remaining authority for share repurchases.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which the Company may elect to sell receivables; at a discount. All facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 2, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of July 2, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, and in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and nine months ended July 2, 2022 and July 3, 2021 were not material.

The Company sold $213.6 million and $180.6 million of trade accounts receivable under these programs, or their predecessors, during the three months ended July 2, 2022 and July 3, 2021, respectively, in exchange for cash proceeds of $212.3 million and $180.1 million, respectively.

The Company sold $563.8 million and $574.6 million of trade accounts receivable under these programs, or their predecessors, during the nine months ended July 2, 2022 and July 3, 2021, respectively, in exchange for cash proceeds of $561.3 million and $573.0 million, respectively.

As of July 2, 2022 and October 2, 2021, $216.9 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and nine months ended July 2, 2022 and July 3, 2021 and disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	July 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$108,064	$328,314	$17,999	$454,377
Healthcare/Life Sciences	171,697	184,202	44,900	400,799
Aerospace/Defense	59,972	45,980	20,213	126,165
External revenue	339,733	558,496	83,112	981,341
Inter-segment sales	2,839	27,809	1,065	31,713
Segment revenue	$342,572	$586,305	$84,177	$1,013,054

	Three Months Ended
	July 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$109,672	$243,121	$19,126	$371,919
Healthcare/Life Sciences	143,033	144,874	36,529	324,436
Aerospace/Defense	64,038	33,614	20,380	118,032
External revenue	316,743	421,609	76,035	814,387
Inter-segment sales	2,155	25,306	484	27,945
Segment revenue	$318,898	$446,915	$76,519	$842,332

	Nine Months Ended
	July 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$289,576	$895,915	$47,367	$1,232,858
Healthcare/Life Sciences	451,514	518,538	128,460	1,098,512
Aerospace/Defense	182,935	120,646	52,569	356,150
External revenue	924,025	1,535,099	228,396	2,687,520
Inter-segment sales	7,098	76,763	2,346	86,207
Segment revenue	$931,123	$1,611,862	$230,742	$2,773,727

	Nine Months Ended
	July 3, 2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$363,039	$736,906	$56,934	$1,156,879
Healthcare/Life Sciences	424,499	448,783	120,234	993,516
Aerospace/Defense	216,206	99,193	59,833	375,232
External revenue	1,003,744	1,284,882	237,001	2,525,627
Inter-segment sales	7,418	72,207	1,563	81,188
Segment revenue	$1,011,162	$1,357,089	$238,564	$2,606,815

For the three and nine months ended July 2, 2022, approximately 83% and 85% of the Company's revenue, respectively, was recognized as the performance obligations for products and services were transferred over time. For the three and nine months ended July 3, 2021, approximately 91% of the Company's revenue, respectively, was recognized as the performance obligations for products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the nine months ended July 2, 2022 and July 3, 2021 (in thousands):

	Nine Months Ended
	July 2, 2022	July 3, 2021
Contract assets, beginning of period	$115,283	$113,946
Revenue recognized during the period	2,279,559	2,303,287
Amounts collected or invoiced during the period	(2,266,792)	(2,303,211)
Contract assets, end of period	$128,050	$114,022
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of July 2, 2022 and October 2, 2021, the balance of advance payments from customers that remained in other accrued liabilities was $251.1 million and $101.1 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
Restructuring and impairment charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended July 2, 2022, the Company did not incur any restructuring and impairment charges. For the nine months ended July 2, 2022, the Company recorded $2.0 million of restructuring and charges primarily due to employee severance costs associated with a facility transition in the Company's APAC segment.

For the three months ended July 3, 2021, the Company incurred restructuring and impairment charges of $1.2 million, which consisted of severance from the reduction of the Company's workforce primarily in the AMER segment. For the nine months ended July 3, 2021, the Company incurred restructuring and impairment charges of $3.3 million, which consisted of severance from the reduction of the Company's workforce primarily in the AMER and EMEA segments.

The Company recognized a tax benefit of $0.2 million related to restructuring and impairment charges for the nine months ended July 2, 2022 and $0.1 million and $0.3 million related to restructuring charges in the three and nine months ended July 3, 2021, respectively.

The Company's restructuring accrual activity for the three and nine months ended July 2, 2022 and nine months ended July 3, 2021 is included in the table below (in thousands):

	Fixed Asset and Operating ROU Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of October 2, 2021	$—	$71	$71
Restructuring and impairment costs	255	1,766	2,021
Amounts utilized	(255)	(75)	(330)
Accrual balance, as of January 1, 2022	$—	$1,762	$1,762
Restructuring and impairment costs	—	—	—
Amounts utilized	—	(100)	(100)
Accrual balance, as of April 2, 2022	$—	$1,662	$1,662
Restructuring and impairment costs	—	—	—
Amounts utilized	—	(181)	(181)
Accrual balance, as of July 2, 2022	$—	$1,481	$1,481

	Fixed Asset and Operating ROU Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of January 2, 2021	$—	$22	$22
Restructuring and impairment costs	—	2,029	2,029
Amounts utilized	—	(440)	(440)
Accrual balance, as of April 3, 2021	$—	$1,611	$1,611
Restructuring and impairment costs	—	1,238	1,238
Amounts utilized	—	(1,997)	(1,997)
Accrual balance, as of July 3, 2021	$—	$852	$852

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

Current Events Update
We continue to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. These efforts will continue as requirements change, new risks are identified and infections impact us. The spread and resurgence of COVID-19 from new variants in jurisdictions where we operate may make our ability to mitigate the impacts of the pandemic on our productivity more challenging.

We have experienced, and expect to continue to experience, an inability to procure certain components and materials on a timely basis due to global supply chain constraints likely as a result of the COVID-19 pandemic and worsened by geopolitical conditions including the conflict in Ukraine. These constraints have impacted our ability to meet customer demand and will continue to inhibit our ability to capture the demand from our customers. We remain in close contact with our suppliers to understand the impacts on their businesses and operations and continue to take steps to validate their ability to deliver to us on time. However, the extended lead times have required us to make additional investments in inventory to satisfy customer demand, which we expect to persist.

Over the past few quarters, global supply chain constraints have led to inflation in many of the components we acquire, as well as labor and operating costs. We expect the increase in costs to continue in the near future. Labor-related issues have become more pronounced likely as a result of COVID-19 and current economic conditions. We have been, and expect to continue to be, subject to such inflationary and general labor cost increases including in our Malaysia operations where the government has imposed a mandatory increase to the minimum wage that went into effect in our third quarter of fiscal 2022. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the pricing recoveries received may be dilutive to our operating margin. The inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results, cash flows and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer end-market demand.

We believe our balance sheet is positioned to support the potential future challenges presented by COVID-19 and other macro-economic pressures we are facing. As of the third quarter of fiscal 2022, cash and cash equivalents and restricted cash were $278 million, while debt, finance lease obligations and other financing were $435 million. To further ensure our ability to meet the needs of working capital investments to support anticipated revenue growth, we refinanced our revolving credit facility, expanding the maximum commitment from $350.0 million to $500.0 million. Borrowings under our Credit Facility as of July 2, 2022 were $240 million, leaving $260 million of our revolving commitment of $500.0 million available for use as of July 2, 2022 as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with the bank. Refer to Note 3, "Debt, Finance Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$981.3	$814.4	$2,687.5	$2,525.6
Cost of sales	887.7	740.3	2,447.4	2,281.3
Gross profit	93.6	74.1	240.1	244.3
Gross margin	9.5%	9.1%	8.9%	9.7%
Operating income	49.6	36.4	115.9	133.9
Operating margin	5.1%	4.5%	4.3%	5.3%
Other expense	6.3	3.5	14.5	12.9
Income tax expense	5.8	5.3	13.6	15.4
Net income	37.5	27.6	87.8	105.6
Diluted earnings per share	$1.33	$0.95	$3.09	$3.60
Return on invested capital*			11.5%	15.9%
Economic return*			2.2%	7.8%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 to this Quarterly Report on Form 10-Q for a reconciliation.

Net sales. For the three months ended July 2, 2022, net sales increased $166.9 million, or 20.5%, as compared to the three months ended July 3, 2021. For the nine months ended July 2, 2022, net sales increased $161.9 million, or 6.4%, as compared to the nine months ended July 3, 2021.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
AMER	$342.6	$318.9	$931.1	$1,011.2
APAC	586.3	446.9	1,611.9	1,357.1
EMEA	84.2	76.5	230.7	238.5
Elimination of inter-segment sales	(31.8)	(27.9)	(86.2)	(81.2)
Total net sales	$981.3	$814.4	$2,687.5	$2,525.6
AMER. Net sales for the three months ended July 2, 2022 in the AMER segment increased $23.7 million, or 7.4%, as compared to the three months ended July 3, 2021. The increase in net sales was driven by a $26.8 million increase in production ramps of new products for existing customers, overall net increased customer end-market demand and increased pricing associated with inflated component prices, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand. These increases were further offset by an $8.3 million decrease due to partial loss of business with customers and a $6.4 million decrease for end-of-life products.
During the nine months ended July 2, 2022, net sales in the AMER segment decreased $80.1 million, or 7.9%, as compared to the nine months ended July 3, 2021. The decrease in net sales was driven by a $55.5 million decrease for end-of-life products, a $39.0 million decrease due to partial loss of business with customers, $3.6 million due to a disengagement with a customer and supply chain constraints that have created limitations with meeting available customer demand. These decreases were partially offset by a $34.0 million increase in production ramps of new products for existing customers, overall net increased customer end-market demand and increased pricing associated with inflated component prices as well as a $5.0 million increase in production ramps for a new customer.
APAC. Net sales for the three months ended July 2, 2022 in the APAC segment increased $139.4 million, or 31.2%, as compared to the three months ended July 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $25.0 million increase in production ramps of new products for existing customers and partial recovery from supply chain constraints that had previously created limitations with meeting available customer demand.
During the nine months ended July 2, 2022, net sales in the APAC segment increased $254.8 million, or 18.8%, as compared to the nine months ended July 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices as well as a $68.4 million increase in production ramps of new products for existing customers, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand. These increases were further offset by a $31.9 million decrease for end-of-life products and a $5.4 million decrease for the loss of existing business.
EMEA. Net sales for the three months ended July 2, 2022 in the EMEA segment increased $7.7 million, or 10.1%, as compared to the three months ended July 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices.
During the nine months ended July 2, 2022, net sales in the EMEA segment decreased $7.8 million, or 3.3%, as compared to the nine months ended July 3, 2021. The decrease in net sales was driven by overall net decreased customer end-market demand, partially offset by a $6.7 million increase in production ramps of new products for existing customers.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Industrial	$454.4	$371.9	$1,232.9	$1,156.9
Healthcare/Life Sciences	400.8	324.5	1,098.5	993.5
Aerospace/Defense	126.1	118.0	356.1	375.2
Total net sales	$981.3	$814.4	$2,687.5	$2,525.6
Industrial. Net sales for the three months ended July 2, 2022 in the Industrial sector increased $82.5 million, or 22.2%, as compared to the three months ended July 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices as well as a $16.6 million increase in production ramps of new products for existing customers, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand. The increase was further offset by a $9.1 million decrease due to partial loss of business with customers.
During the nine months ended July 2, 2022, net sales in the Industrial sector increased $76.0 million, or 6.6%, as compared to the nine months ended July 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices as well as a $26.5 million increase due to production ramps of new products for existing customers, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand. The increase was further offset by a $39.3 million decrease due to partial loss of business with customers, $3.6 million due to a disengagement with a customer and an $18.2 million decrease for end-of-life products.
Healthcare/Life Sciences. Net sales for the three months ended July 2, 2022 in the Healthcare/Life Sciences sector increased $76.3 million, or 23.5%, as compared to the three months ended July 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $31.8 million increase due to production ramps of new products for existing customers and a partial recovery of supply chain constraints that had previously created limitations with meeting available customer demand. These increases were partially offset by a $6.2 million decrease for end-of-life products.

During the nine months ended July 2, 2022, net sales in the Healthcare/Life Sciences sector increased $105.0 million, or 10.6%, as compared to the nine months ended July 3, 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $59.8 million increase due to production ramps of new products for existing customers and a partial recovery of supply chain constraints that had previously created limitations with meeting available customer demand. These increases were partially offset by a $65.0 million decrease for end-of-life products and a $5.4 million decrease for the loss of existing business.
Aerospace/Defense. Net sales for the three months ended July 2, 2022 in the Aerospace/Defense sector increased $8.1 million, or 6.9%, as compared to the three months ended July 3, 2021. The increase was driven by a $7.0 million increase due to production ramps of new products for existing customers as well as overall net increased customer end-market demand.
During the nine months ended July 2, 2022, net sales in the Aerospace/Defense sector decreased $19.1 million, or 5.1%, as compared to the nine months ended July 3, 2021. The decrease was driven by net decreased customer end-market demand, inclusive of the impact of supply chain constraints that have created limitations with meeting available customer demand and a $6.0 million decrease due to end-of-life products. These decreases were partially offset by a $22.4 million increase due to production ramps of new products for existing customers.
Cost of sales. Cost of sales for the three months ended July 2, 2022 increased $147.4 million, or 19.9%, as compared to the three months ended July 3, 2021, while cost of sales for the nine months ended July 2, 2022 increased $166.1 million, or 7.3%, as compared to the nine months ended July 3, 2021. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and nine months ended July 2, 2022 and the three and nine months ended July 3, 2021, approximately 89% to 90% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 87% to 88% of the variable costs for the three and nine months ended July 2, 2022 and July 3, 2021, were related to material and component costs.
As compared to the three and nine months ended July 3, 2021, the increase in cost of sales for the three and nine months ended July 2, 2022 was primarily driven by the increase in net sales, unfavorable customer mix, an increase in fixed costs, reduced labor productivity and increased labor costs.
Gross profit. Gross profit for the three months ended July 2, 2022 increased $19.5 million, or 26.3%, as compared to the three months ended July 3, 2021. Gross margin of 9.5% for the three months ended July 2, 2022 increased 40 basis points compared to the three months ended July 3, 2021. The primary driver of the increase in gross profit and gross margin for the three months ended July 2, 2022 was the increase in net sales and reduced employee compensation and supplies costs associated with COVID-19, partially offset by unfavorable customer mix, increased fixed costs, reduced labor productivity and increased labor costs.
Gross profit for the nine months ended July 2, 2022 decreased $4.2 million, or 1.7%, as compared to the nine months ended July 3, 2021. Gross margin of 8.9% for the nine months ended July 2, 2022 decreased 80 basis points compared to the nine months ended July 3, 2021. The primary driver of the decrease in gross profit and gross margin for the nine months ended July 2, 2022 was unfavorable customer mix, an increase in fixed costs, reduced labor productivity and increased labor costs, partially offset by the increase in net sales and reduced employee compensation and supplies costs associated with COVID-19.
Operating income. Operating income for the three months ended July 2, 2022 increased $13.2 million, or 36.3%, as compared to the three months ended July 3, 2021. Operating margin of 5.1% for the three months ended July 2, 2022 increased 60 basis points compared to the three months ended July 3, 2021. The primary driver of the increase in operating income and operating margin for the three months ended July 2, 2022 was the result of the increase in gross profit and gross margin along with a $1.2 million decrease in restructuring and impairment charges, partially offset by a $6.4.million increase in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs.
Operating income for the nine months ended July 2, 2022 decreased $18.0 million, or 13.4%, as compared to the nine months ended July 3, 2021. Operating margin of 4.3% for the nine months ended July 2, 2022 decreased 100 basis points compared to the nine months ended July 3, 2021. The primary driver of the decrease in operating income and operating margin for the nine months ended July 2, 2022 was the result of the decrease in gross profit and gross margin along with a $13.8 million increase in S&A. The increase in S&A was primarily due to an increase in bad debt expense compared to recovery of a previously reserved customer receivable received during the nine months ended July 3, 2021, as well as increased compensation costs.

A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating income (loss):
AMER	$17.0	$9.2	$26.5	$51.9
APAC	67.3	57.1	188.8	176.7
EMEA	2.6	0.1	4.0	(2.5)
Corporate and other costs	(37.3)	(30.0)	(103.4)	(92.2)
Total operating income	$49.6	$36.4	$115.9	$133.9
AMER. Operating income increased $7.8 million for the three months ended July 2, 2022 as compared to the three months ended July 3, 2021, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by increased fixed costs and increased labor costs.
During the nine months ended July 2, 2022, operating income in the AMER segment decreased $25.4 million as compared to the nine months ended July 3, 2021, primarily as a result of a decrease in net sales, increased fixed costs, reductions in labor productivity and increased labor costs. There was also an increase in bad debt expense compared to recovery of a previously reserved customer receivable for the nine months ended July 3, 2021. This was partially offset by a positive shift in customer mix.
APAC. Operating income increased $10.2 million for the three months ended July 2, 2022 as compared to the three months ended July 3, 2021, primarily as a result of an increase in net sales and improvements in labor productivity, partially offset by a negative shift in customer mix and increased fixed costs.
During the nine months ended July 2, 2022, operating income in the APAC segment increased $12.1 million as compared to the nine months ended July 3, 2021, primarily as a result of an increase in net sales, partially offset by a negative shift in customer mix, increased fixed costs, reductions in labor productivity and increased labor costs.
EMEA. Operating income increased $2.5 million for the three months ended July 2, 2022 as compared to the three months ended July 3, 2021 primarily as a result of an increase in net sales, a positive shift in customer mix and improvements in labor productivity.
During the nine months ended July 2, 2022, operating income in the EMEA segment increased $6.5 million as compared to the nine months ended July 3, 2021, primarily as a result of a positive shift in customer mix and improvements in labor productivity, partially offset by a decrease in net sales.
Other expense. Other expense for the three months ended July 2, 2022 increased $2.8 million as compared to the three months ended July 3, 2021. The increase in other expense was primarily due to an increase in foreign exchange losses of $1.2 million, an increase in factoring fees of $0.8 million and an increase in interest expense of $0.7 million.
Other expense for the nine months ended July 2, 2022 increased $1.6 million as compared to the nine months ended July 3, 2021. The increase in other expense was primarily due to an increase in foreign exchange losses of $1.0 million, an increase in factoring fees of $0.9 million, partially offset by a decrease in interest expense of $0.8 million.
Income taxes. Income tax expense for the three and nine months ended July 2, 2022 was $5.8 million and $13.6 million, respectively, compared to $5.3 million and $15.4 million for the three and nine months ended July 3, 2021, respectively. The increase for the three months ended July 2, 2022 as compared to July 3, 2021 was primarily due to an increase in pre-tax book income and an increase in discrete tax expenses of $1.4 million, partially offset by the change in the geographic distribution of pre-tax book income. The decrease for the nine months ended July 2, 2022 as compared to July 3, 2021 was primarily due to a decrease in pre-tax book income and change in geographic distribution of pre-tax book income, partially offset by an increase in discrete tax expenses of $2.0 million.
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

Net Income. Net income for the three months ended July 2, 2022 increased $9.9 million, or 35.9%, from the three months ended July 3, 2021 to $37.5 million. Net income increased primarily as a result of the increase in operating income, as previously discussed.
Net income for the nine months ended July 2, 2022 decreased $17.8 million, or 16.9%, from the nine months ended July 3, 2021 to $87.8 million. Net income decreased primarily as a result of the decrease in operating income, partially offset by the decrease in tax expense, as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $1.33 for the three months ended July 2, 2022 from $0.95 for the three months ended July 3, 2021 primarily as a result of increased net income due to the factors previously discussed and a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
Diluted earnings per share decreased to $3.09 for the nine months ended July 2, 2022 from $3.60 for the nine months ended July 3, 2021 primarily as a result of decreased net income due to the factors previously discussed, partially offset by a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
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
We review our internal calculation of WACC annually. Our WACC is 9.3% for fiscal 2022 as compared to 8.1% for fiscal 2021. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the nine months ended July 2, 2022, ROIC of 11.5% reflects an economic return of 2.2%, based on our weighted average cost of capital of 9.3%. For the nine months ended July 3, 2021, ROIC of 15.9% reflects an economic return of 7.8%, based on our weighted average cost of capital of 8.1% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Nine Months Ended
	July 2, 2022	July 3, 2021
Adjusted operating income (tax effected)	$135.2	$159.1
Average invested capital	1,178.1	1,003.6
After-tax ROIC	11.5%	15.9%
WACC	9.3%	8.1%
Economic return	2.2%	7.8%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $277.8 million as of July 2, 2022, as compared to $270.5 million as of October 2, 2021.
As of July 2, 2022, 94% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $47.7 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining years (in millions):

2023	$5.5
2024	10.6
2025	14.2
2026	17.4
Total	$47.7
Cash Flows. The following table provides a summary of cash flows (in millions):

	Nine Months Ended
	July 2, 2022	July 3, 2021
Cash (used in) provided by operating activities	$(25.8)	$131.5
Cash used in investing activities	(85.1)	(34.3)
Cash provided by (used in) financing activities	122.1	(179.1)

Operating Activities. Cash flows used in operating activities were $25.8 million for the nine months ended July 2, 2022, as compared to cash flows provided by operating activities of $131.5 million for the nine months ended July 3, 2021. The decrease was primarily due to cash flow (reductions) improvements of:

•$(17.8) million decrease in net income.
•$(494.5) million in inventory cash flows primarily attributable to efforts to mitigate supply chain constraints for certain components with longer lead times by acquiring materials to support production of certain products in future quarters. This allows us to support our customers' continuity of supply for their customers. Supply chain constraints have also led to inflation in many of the components we acquire, increasing inventory. In addition, inventory levels have increased to support the ramp of customer programs.
•$(119.0) million in accounts receivable cash flows driven by increased net sales as well as timing of customer shipments and payments.
•$166.2 million in accounts payables cash flows driven by increased purchasing activity to support the ramp of customer programs as well as supply chain constraints leading to inflation in many of the components we acquire.
•$170.2 million in customer deposit cash flows driven by significant deposits received from ten customers in the current year to cover certain inventory balances associated with longer lead times as a result of supply chain constraints.
•$131.7 million in other current and non-current liabilities cash flows driven by an increase in advance payments from customers.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 2, 2022	July 3, 2021
Days in accounts receivable	57	52
Days in contract assets	12	13
Days in inventory	160	108
Days in accounts payable	(87)	(71)
Days in cash deposits	(40)	(22)
Annualized cash cycle	102	80

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
As of July 2, 2022, annualized cash cycle days increased 22 days compared to July 3, 2021 due to the following:
Days in accounts receivable for the three months ended July 2, 2022 increased five days compared to the three months ended July 3, 2021. The increase is primarily attributable to the timing of customer shipments and payments and mix of customer payment terms, partially offset by an increase in factored receivables.
Days in contract assets for the three months ended July 2, 2022 decreased one day compared to the three months ended July 3, 2021. The decrease is primarily attributable to increased net sales.
Days in inventory for the three months ended July 2, 2022 increased 52 days compared to the three months ended July 3, 2021. The increase is primarily attributable to efforts to mitigate supply chain constraints for certain components with longer lead times by acquiring materials to support production of certain products in future quarters. This allows us to support our customers' continuity of supply for their customers. Supply chain constraints have also led to inflation in many of the components we acquire, increasing inventory. In addition, inventory levels have increased to support the ramp of customer programs.
Days in accounts payable for the three months ended July 2, 2022 increased 16 days compared to the three months ended July 3, 2021. The increase is primarily attributable to increased purchasing activity to support the ramp of customer products as well as supply chain constraints leading to inflation in many of the components we acquire.
Days in cash deposits for the three months ended July 2, 2022 increased 18 days compared to the three months ended July 3, 2021. The increase was primarily attributable to significant deposits received from nine customers to cover certain inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow (used in) provided by operations less capital expenditures. FCF was $(110.8) million for the nine months ended July 2, 2022 compared to $97.1 million for the nine months ended July 3, 2021, a decrease of $207.9 million.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Nine Months Ended
	July 2, 2022	July 3, 2021
Cash flows (used in) provided by operating activities	$(25.8)	$131.5
Payments for property, plant and equipment	(85.0)	(34.4)
Free cash flow	$(110.8)	$97.1
Investing Activities. Cash flows used in investing activities were $85.1 million for the nine months ended July 2, 2022 compared to $34.3 million for the nine months ended July 3, 2021. The increase in cash used in investing activities was due to a $50.6 million increase in capital expenditures, primarily due to our manufacturing footprint expansion in Bangkok, Thailand.
We estimate funded capital expenditures for fiscal 2022 will be approximately $110.0 million to $120. 0 million, of which $85.0 million was utilized through the first nine months of fiscal 2022. The remaining fiscal 2022 capital expenditures are anticipated to be used primarily for our manufacturing footprint expansion in Bangkok, Thailand, and to support new program ramps and replace older equipment.
Financing Activities. Cash flows provided by financing activities were $122.1 million for the nine months ended July 2, 2022 compared to cash flows used in financing activities of $179.1 million for the nine months ended July 3, 2021. The increase was primarily attributable to an increase of $273.0 million in net borrowings on the Credit Facility and a decrease of $32.3 million in cash used to repurchase our common stock.
On August 20, 2019, the Board of Directors approved a share repurchase program under which we were authorized to repurchase $50.0 million of our common stock (the "2019 Program"). During the nine months ended July 3, 2021, we completed the 2019 Program by repurchasing 73,560 shares under this program for $5.3 million at an average price of $72.44 per share.
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
On August 11, 2021, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. The 2022 Program has no expiration. During the three months ended July 2, 2022, we repurchased 148,571 shares under this program for $11.7 million at an average price of $79.27 per share. During the nine months ended July 2, 2022, we repurchased 564,718 shares under this program for $46.9 million at an average price of $83.07 per share. As of July 2, 2022, we completed the 2022 Program, and there is no remaining authority for share repurchases.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of July 2, 2022, we were in compliance with the covenants under the 2018 NPA.
On June 9, 2022, we refinanced our then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new five-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During the nine months ended July 2, 2022, the highest daily borrowing was $327.0 million; the average daily borrowings were $204.9 million. We borrowed $524.0 million and repaid $339.0 million of revolving borrowings under the Credit Facility during the nine months ended July 2, 2022. As of July 2, 2022, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily Credit Facility based on our leverage ratio; the fee was 0.15% as of July 2, 2022.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount, on an ongoing basis. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 2, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of July 2, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $213.6 million and $180.6 million of trade accounts receivable under these programs during the three months ended July 2, 2022 and July 3, 2021, respectively, in exchange for cash proceeds of $212.3 million and $180.1 million, respectively.
We sold $563.8 million and $574.6 million of trade accounts receivable under these programs during the nine months ended July 2, 2022 and July 3, 2021, respectively, in exchange for cash proceeds of $561.3 million and $573.0 million, respectively.
As of July 2, 2022 and October 2, 2021, $216.9 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by COVID-19 and other macro-economic factors, including increased working capital requirements associated with longer lead time for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints or workplace safety restrictions. As of the end of the third quarter of fiscal 2022, cash and cash equivalents and restricted cash were $278 million, while debt, finance lease obligations and other financing were $435 million. To further ensure our ability to meet the needs of working capital investments to support anticipated revenue growth, we refinanced our credit facility, expanding the maximum commitment from $350.0 million to $500.0 million, as discussed above. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are disclosed in our 2021 Annual Report on Form 10-K. During the third quarter of fiscal 2022, there were no material changes.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	July 2, 2022	July 3, 2021
Net Sales	9%	10%
Total Costs	15%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of July 2, 2022, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
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
As of July 2, 2022, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of July 2, 2022, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of July 2, 2022, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2022 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended July 2, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 3, 2022 - April 30, 2022	137,120	$79.03	137,120	$905,814
May 1, 2022- May 28, 2022	11,451	82.17	11,451	—
May 29, 2022 - July 2, 2022	—	—	—	$—
	148,571	$79.27	148,571
(1) On August 11, 2021, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program during the fourth quarter of fiscal 2021. The table above reflects that there was nothing remaining available for purchase under the 2022 Program as of July 2, 2022, as the Company had completed the 2022 Program.

ITEM 6.    EXHIBITS
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1
Amended and Restated Credit Agreement, dated June 9, 2022, by and among Plexus Corp., certain of its subsidiaries from time to time party thereto as borrowers, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2022 by Plexus Corp.).

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	August 5, 2022	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	August 5, 2022	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer