Form 10-K
period 2022-10-01
PLEXUS CORP
filed 2022-11-18
CIK 785786

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
For the fiscal year ended October 1, 2022
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

As of April 2, 2022, 27,859,064, shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $82.70 closing price of the registrant's common stock on the last trading day of its fiscal second quarter, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 598,740 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $2.3 billion.
As of November 14, 2022, there were 27,627,292 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
October 1, 2022

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," "our", or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a global leader with a team of nearly 25,000 individuals focused on providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Sustaining Services. We specialize in serving customers in industries with highly complex products and demanding regulatory environments. We deliver customer service excellence to leading global companies in the Industrial, Healthcare/Life Sciences and Aerospace/Defense market sectors by providing innovative, comprehensive solutions throughout the product’s lifecycle. We provide these innovative solutions to customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
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
Financial Model
Our financial model aligns with our business strategy. Our primary long-term focus is to achieve a 9-12% compounded annual revenue growth rate while earning a return on invested capital ("ROIC") of 15%, which would exceed our weighted average cost of capital ("WACC") and represent positive economic return. Economic return is the amount by which our ROIC exceeds our WACC, and we believe it is a fundamental driver of shareholder value. We review our internal calculation of WACC annually; for fiscal 2022, our WACC was 9.3%. For more information regarding ROIC and economic return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and economic return" in Part II, Item 7. For a reconciliation of ROIC and economic return to our financial statements that were prepared using generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Operations
Plexus is a Wisconsin-headquartered corporation with nearly 25,000 employees, including over 4,700 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 28 active facilities, totaling approximately 5.1 million square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing and sustaining service needs of customers in our targeted market sectors.
Go-to-Market Strategy
We accomplish our go-to-market strategy through the three market sectors we serve, Industrial, Healthcare/Life Sciences and

Aerospace/Defense. Each sector has a market sector vice president, as well as business development and customer management leaders who together oversee and provide leadership to teams that include business development directors, customer managers and directors, supply chain, engineering and manufacturing subject matter experts, and market sector analysts. These teams maintain expertise related to each market sector and execute sector strategies aligned to that market’s unique delivery, quality and regulatory requirements.

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
Solutions
With integrated design and development, supply chain solutions, new product introduction, manufacturing and sustaining services, we proactively tackle tough challenges throughout the product lifecycle. It is how our teams strive to create innovative and efficient paths to get products to market.
•Design and Development – Plexus was established with engineering as a core competency and has built a reputation for success. Our customers are able to partner with a collaborative team of over 640 development engineers to create new products. Using the same tools and processes throughout our seven Design Centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and product commercialization solutions.
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
•New Product Introduction – When introducing a new product, customers need to move quickly. Plexus offers a dedicated team focused on decreasing time to market with a full suite of integrated new product introduction services. Through early integration and collaboration, customers can take advantage of Plexus’ capabilities, such as design for excellence, specialized design of test solutions and rapid prototyping, while the program is advanced by a dedicated Plexus team that supports a transition to volume manufacturing.
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
•Sustaining Services – Plexus Sustaining Services is committed to protecting our customers' brand reputation, supporting the success of each customer's product in the marketplace and extending a product's end of life, while helping to minimize the impact of their products on the environment. From influencing a product design, which creates early access for lifecycle extension services and repair, to spare parts management and distribution, depot repair and refurbishment services, Plexus’ Sustaining Services offers a full range of capabilities in all regions in which we operate.
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
Regulatory Requirements
All Plexus manufacturing and engineering facilities are certified to a baseline Quality Management System standard per ISO9001:2015. We have capabilities to assemble finished medical devices meeting the U.S. Food and Drug Administration's ("FDA") Quality Systems Regulation requirements and similar regulatory requirements in other countries.

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
Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2022, we served approximately 140 customers. General Electric Company ("GE") accounted for 12.9%, 11.2% and 11.7% of our net sales during fiscal 2022, 2021 and 2020, respectively. No other customer accounted for 10.0% or more of our net sales in any of the last three fiscal years. Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. The loss of any major customer could have a significant negative impact on our financial results. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector. Many of our large customers, including GE, contract with us through multiple independent divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2022	2021	2020
Industrial*	46%	46%	45%
Healthcare/Life Sciences	41%	39%	37%
Aerospace/Defense	13%	15%	18%
Total net sales	100%	100%	100%
*Fiscal 2020 has been revised to reflect the consolidation of the Industrial/Commercial and Communications sectors into the Industrial sector in fiscal 2021.

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

Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with other technology pioneering start-ups and emerging companies that may or may not maintain manufacturing capabilities. In addition to prime technology advancements, key government and policy trends impact our business, including FDA approval of new medical devices, defense procurement practices and other government and regulatory processes. Plexus may benefit from increasing trends by original equipment manufacturers to outsource the design, manufacture and service of their products.
Materials and Suppliers
We typically purchase raw materials, including printed circuit boards and electronic components, from a wide variety of manufacturers and their authorized distributors. Under certain circumstances, we will purchase components from independent distributors, customers or competitors. Many of these raw materials are unique to the designed assembly. By customer agreement, we purchase materials according to customer forecast and supplier lead-times.

The key electronic components we purchase include: advanced semiconductors, diodes, power management modules, microcontrollers, memory modules, interconnects, inductors, resistors, capacitors, power supplies and cable and wire. Component shortages, extended lead-times and subsequent allocations by our suppliers are an inherent risk within the electronics industry and have particularly been an issue for semiconductors during fiscal 2022. We discuss the causes, implications, and potential implications of these shortages more fully in "Risk Factors" in Part I, Item 1A herein.

We also purchase non-electronic, typically custom engineered components such as molded/formed plastics, sheet metal fabrications, aluminum extrusions, robotics, motors, vision sensors, motion/actuation, fluidics, displays, die castings and various other hardware and fastener components. These components are sourced from Plexus preferred suppliers and customer directed suppliers. Altogether, purchased components range from “off the shelf” to highly customized and vary widely in terms of market availability and price. Through our engineering development engagements and through the quoting of new business, Plexus can influence the selection of new product components, and therefore the selection of suppliers who outperform their peers.

Amidst a highly dynamic set of supply markets, Plexus' global supply chain management organization works to mitigate potential risks and ensure a steady flow of components at competitive prices. We pursue these goals through supply chain solutions developed in collaboration with our customers and our suppliers, a commitment to strong supplier partnerships, use of proprietary risk management tools and aggressive management of supplier commitments.
Competition
Plexus operates in a highly competitive market, with a goal to be best-in-class at meeting the unique needs of our customers. With integrated design and development, supply chain solutions, new product introduction, manufacturing and sustaining services, we proactively tackle tough challenges throughout the product lifecycle. A number of competitors may provide services similar to Plexus. Others may be more established in certain industry sectors, or have greater financial, manufacturing or marketing resources. Smaller competitors compete mainly in specific sectors and within limited geographic areas. Plexus also competes with in-house capabilities of current and potential customers. Plexus maintains awareness and knowledge of our competitors' capabilities in order to remain highly competitive within our target markets.

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
Information Technology
Our core solutions for manufacturing facilities include a single-instance enterprise resource planning ("ERP") system in addition to product data management and advanced planning and scheduling systems, along with consistent solutions for warehouse management and shop floor execution that support our global operations. This consistency augments our other management information systems, allowing us to standardize the translation of data from multiple production facilities into operational and financial information required by the business. The related software licenses are of a general commercial character on terms customary for these types of agreements. In addition, by taking advantage of virtualization technology, we are able to realize gains in efficiency and up-time supporting our critical operations.

We strive to promote innovation technologies, solutions and processes within our information technology ("IT") infrastructure to enable Plexus to differentiate from our competition. As technology solutions continue to evolve, so do the myriad of risks introduced to the organization. The delivery of business value through technology is highly dependent on the holistic identification and management of information technology risks. Plexus deploys a robust IT Risk Management Program that promotes data-driven decision making through a collaborative effort to improve IT and cybersecurity resiliency, including a governance framework that facilitates awareness, oversight accountabilities and risk management activities across the business. This framework includes oversight by the Audit Committee of our Board of Directors, which reviews the effectiveness of the Company’s governance and management of information technology risks, including those relating to business continuity, cybersecurity, regulatory compliance and data management. Plexus also utilizes an executive-level IT Steering Committee as well as an IT Cybersecurity Incident Response Team, and has a formal incident response plan in the event of a cyber incident.

Continuously enhancing our environment to meet the increasing needs of cybersecurity and privacy regulations remains a top priority. We discuss the risks relating to cybersecurity and their potential impact more fully in "Risk Factors" in Part I, Item 1A herein.
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
Environmental, Social and Governance
Consistent with our vision to help our customers create the products that build a better world, we are committed to building a better world by the way we innovate and operate. Plexus has established an ESG program that focuses on five key areas: (1) innovator; (2) responsible employer; (3) community partner; (4) global citizen; and (5) corporate governance.

•Innovator – We innovate for sustainability to solve today's challenges proactively while focusing on tomorrow's opportunities. Plexus is committed to environmental sustainability across our full value stream of solutions and we consider it an integral aspect of our "zero defect" culture. Integrated design and development, supply chain solutions, new product introduction, manufacturing and sustaining services positions Plexus to systematically drive innovation, value and sustainability in support of a circular economy.
•Responsible Employer – We advocate for diversity, combat human trafficking, encourage and provide employee development opportunities, strive to ensure safe and healthy working conditions, promote an appropriate work/life balance for our employees, encourage wellness initiatives and reinforce responsible values in our culture.
•Community Partner – We promote and financially contribute to science, technology, engineering and mathematics ("STEM") programs, as well as causes that make a meaningful impact to the communities in which we operate. We encourage our employees’ involvement in community charitable organizations, as well as through our paid volunteer time off program, and we partner with community organizations to promote local business.
•Global Citizen – We actively work to reduce waste, water use and greenhouse gas emissions from our operations and work with suppliers to develop similar programs. We partner with customers to help design more efficient and environmentally friendly products as well as limit product end of life environmental impact through our sustaining services solution.
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
•Quality Begins with Me – We instill personal responsibility for quality in our employees through our Quality Begins with Me culture, a commitment to delivering zero defects and continuous improvement. A culture concentrated on each individual’s pledge that quality is critical to achieving our strategic goal of superior execution in delivering highly complex products in demanding regulatory environments.
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
Commitment to Values and Ethics
Along with our Values and Leadership Behaviors, we act in accordance with our Code of Conduct and Business Ethics ("Code of Conduct"), which creates expectations and provides guidance for all employees and representatives of Plexus to make the right decisions. Our Code of Conduct includes topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations. It is used to reinforce our passion for operating in a fair, honest, responsible and ethical manner and articulates our responsibilities as a trusted leader in the business community. The Code of Conduct also emphasizes the importance of having an open, welcoming environment in which all employees feel empowered to do what is right and are encouraged to voice concerns should violations of the Code of Conduct be observed. All employees are required to complete the training on the Code of Conduct annually.
Human Rights
Plexus is dedicated to preserving and protecting human rights around the globe. Our Human Rights Policy formalizes Plexus' commitment to respect human rights and embodies principles reflected in the United Nations ("UN") Global Compact, the Universal Declaration of Human Rights, the UN Guiding Principles on Business and Human Rights, core International Labour to Organization Conventions, the Organization for Economic Co-operation and Development Guidelines for Multinational Enterprises, and the laws of the countries in which we operate. The foundation of our commitment to international human rights stems from our values of integrity and excellence and is reinforced in our Code of Conduct, our membership in the RBA and other Plexus policies and training. Our Human Rights Policy applies to all employees, representatives and contingent workers of Plexus and our subsidiaries as well as our business partners, including our supply chain.
Diversity and Inclusion
At Plexus, diversity and inclusion ("D&I") does not simply mean representation. It means encouraging engagement, inclusion of all employees’ ideas and perspectives and association among the global locations in which we operate—proudly representing approximately 15 countries our team members call home. We have adopted the following D&I mission statement at Plexus, which is directly incorporated into our Code of Conduct:
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
•Employee Resource Groups – Our Employee Resource Groups ("ERGs") are voluntary, employee-driven groups organized around common interests and legitimate business purposes. Plexus current ERGs include Plexus Young Professionals ("PYP"), UnusPlexus ("UP") and Women in Network ("WiN"). The goal of PYP is to create an environment that fosters collaboration and development for the young professionals at Plexus. UP's purpose is to celebrate the different cultures and diversity existing within Plexus. WiN has a mission to champion the advancement of women in their professional and personal development through various career and life changes. These groups are directly supported by executive-level leadership and management engages regularly in support of ERG programming. Plexus supports further expansion and enhancement efforts of existing ERGs as well as employee-driven creation of new ERGs.
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
•Employee Benefits & Programs – Plexus has a number of policies and benefits in place to support the unique needs and overall wellbeing of our team members and their families, including flexible workplace, paid parental leave and a Plexus Wellness Program to ensure our employees have access to the resources they need to lead healthy, balanced lives. For our employees, this includes access to our Employee Assistance Program (EAP), or similar program depending on country, which offers confidential support for managing stress and supporting mental health, including offering clinician, counselor, legal or financial resources to employees and members of their households.
•Community Involvement & Volunteerism – Community involvement, volunteering and charitable giving are important to ensure we are investing and promoting positive impacts in the communities in which we operate and where our employees live. We offer an employee charitable match program for employees located in our AMER and EMEA regions to use, with plans to expand to our APAC region. Plexus also offers employees paid, volunteer time off for team members who want to give back at qualified organizations or community events.
Talent Development & Acquisition
In the pursuit of excellence, we nurture and grow our people. Our commitment to holistic talent management means that we expect and reward high performance and address underperformance with urgency, candor and empathy. Our team members receive and provide feedback with humility and a sincere interest to continuously improve. We engage in regular talent reviews to calibrate on the performance and potential of our teammates, their development needs, career pathing and the strength of our succession plans. During these reviews, we also assess retention rates and the diversity composition of our leaders. Competency-based training, leadership development programs and online learning provide the foundation for a learning culture and ongoing development for team members at all levels. While our goal is to develop our own talent, we recruit technical, new graduate and experienced talent by valuing potential as well as experience and personality traits that align with our Values and Leadership Behaviors.
Employee Engagement
At every facility, in every organization and at all levels, we strive to continuously improve the engagement of our teammates. We survey employee engagement annually through our employee net promotor score and we identify strengths and act on areas of opportunity to enhance our work environment and increase employee satisfaction. In 2022, we received responses from 95% of our team members through the survey.
Compensation
Our philosophy is to competitively compensate all employees for their contributions to Plexus and to appropriately motivate employees to provide value to Plexus' shareholders. To ensure compensation is competitive, performance-based and fair, we are disciplined in the way we establish and evaluate pay. We assign each role a pay range based on its job accountabilities and the pay practices for similar roles in the marketplace. Employees are compensated within their applicable pay range based on a number of factors, including the employee's education, experience, performance and potential. At least annually, we reevaluate employee pay based on these criteria. Short and long-term incentive pay is designed to be competitive, improve employee retention, reward employees for performance supporting our strategic objectives and align employees with the interests of shareholders to deliver both short-term and long-term results. Approximately 18% and 3% of our employees participate in our short and long-term incentive programs, respectively.
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

Protecting our team members and those within our communities is essential. We strive to be the safest place for our employees away from home. Plexus takes an adaptive and proactive approach to ensure we conduct all of our operations across the globe safely and responsibly and we maintain a method of evaluating environmental, health and safety performance for continual improvement. This includes setting and reviewing environmental, health and safety goals. We are committed to providing a workplace that respects the health and safety of all those who work, visit or are contracted to provide a service in our facilities.
Human Capital Management Governance
As part of our governance structure, we have established an Organizational Performance Committee, an executive body comprised of the Chief Executive Officer, Senior Vice President ("SVP") of Human Resources and other executives that oversee our human capital strategy. In addition, our SVP of Human Resources and other key leaders within our Human Resources organization provide a quarterly update to the Compensation and Leadership Development Committee of the Board of Directors on our strategy for talent development and retention, including succession planning for key talent. This includes assessing the diversity of successor candidates for key management roles. Management also updates the Board of Directors regularly on employee-related policies and efforts intended to protect our employees and to preserve our corporate culture, such as the regular review of our Code of Conduct and Business Ethics, diversity and inclusion initiatives, employee net promoter survey results and our ethics hotline activity.
Employee Data
Of our nearly 25,000 team members, 49.9% are female, 50.0% are male and 0.1% choose not to identify. The majority of our workforce, 54.8%, is located in our APAC region, while 34.1% and 11.1% of our employees are located in our AMER and EMEA regions, respectively. Approximately 3,000 and 170 of our respective employees in Mexico and the United Kingdom are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania, Thailand and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are positive and stable. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees.

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

Factors affecting the technology-dependent end markets that we serve could adversely affect our customers and, as a result, Plexus. These factors include:

•customers’ ability or inability to adapt to rapidly changing technologies and evolving industry standards that can result in short product life-cycles or product obsolescence
•customers’ ability or inability to develop and market their products, some of which are new and untested
•the potential failure of our customers’ products to gain widespread commercial acceptance, and
•the availability of the components required to manufacture and service our customers' products.

Even if our customers successfully respond to these market challenges, their responses, including any consequential changes we must make in our business relationships, services offered, or to our operations, can affect our production cycles, working capital levels and results of operations.

Our customers do not make long-term commitments to us and may cancel or change their production requirements, which may strain resources and negatively impact our revenue, working capital levels and our operating results.

We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand for our services. Customers also cancel, change or delay design, production or sustaining service quantities and schedules, or fail to meet their forecasts for a number of reasons beyond our control. Customer expectations can change rapidly, requiring us to take on additional commitments or risks. In addition, customers may fail to meet their commitments to us or our expectations. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future. This risk continues to be heightened by potential volatility in end market demand for our customers' products or our services as a result of COVID-19, the current inflationary environment, supply chain constraints, global conflicts and general economic uncertainty.

In addition, we make significant decisions based on our estimates of customers’ demand, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital management, facility and capacity requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products affect our ability to accurately estimate their future requirements. Because certain of our operating expenses are fixed in the short or long term, a reduction in customer demand can harm our operating results. The need for us to correctly anticipate component needs is amplified in times of shortages. The current environment of tight component supply, which continues to be impacted by COVID-19 interruptions and other factors discussed above, can increase the difficulties and cost of anticipating changing demand. Moreover, because our margins vary across customers and specific programs, a reduction in revenue with higher margin customers or programs will have a more significant adverse effect on our operating results.

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
Our competitors may:

•respond more quickly than us to new or emerging technologies
•be faster to develop new business models in response to evolving customer needs
•have greater name recognition, critical mass and geographic and market presence
•be better able to identify and take advantage of acquisition opportunities
•adapt more quickly to changes in customer requirements
•have lower internal cost structures
•have greater direct buying power with component suppliers and distributors
•devote greater resources to the development, promotion and sale of their services and execution of their strategy
•be better positioned to compete on price for their services
•have technological expertise, engineering capabilities and/or manufacturing resources that are greater than ours
•have excess capacity, and be better able to utilize such excess capacity
•be better positioned to add additional resources, and
•be willing or able to make sales or provide services at lower margins than we do.

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

Net sales to our 10 largest customers have represented a majority of our net sales in recent periods. Our 10 largest customers accounted for 56.2% and 55.2% of our net sales in fiscal 2022 and 2021, respectively. During each of these periods there was one customer that represented 10.0% or more of our net sales.
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

In addition, we focus our sales efforts on customers in only a few market sectors, as identified in Part I, Item 1, herein. Each of these sectors is subject to macroeconomic conditions, as well as trends and conditions that are sector specific. Any weakness in our customers’ end markets could affect our business and results of operations. Economic, business or regulatory conditions that affect the sector, or our failure to choose to do business in appropriate subsectors, can particularly impact us. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the U.S. healthcare sector, generally. In addition, the Healthcare/Life Sciences sector is affected by health crises, such as COVID-19. The semiconductor industry has historically been subject to significant cyclicality and volatility. Further, changing U.S. government export regulations including recent regulations relating to the export of advanced semiconductors and chip-manufacturing equipment that may limit our ability to ship certain components or customer products to China, or potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors.

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

We and our customers are subject to extensive government regulation, legal requirements and industry standards (as well as customer-specific standards) relating to the products we design, manufacture and service as well as how we conduct our business. This includes regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory enforcement activity has increased in recent periods. Regulatory changes and restrictions can be announced with little or no advance notice. A failure to comply with laws, regulations or standards applicable to our business can result in, among other consequences, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, including debarment, and could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

Our Healthcare/Life Sciences sector is subject to statutes and regulations covering the design, development, testing, manufacturing, labeling and servicing of medical devices and the reporting of certain information regarding their safety, including FDA regulations and similar regulations in other countries. We also design, manufacture and service products for certain industries, including certain applications where the U.S. government is the end customer, that face significant regulation by the Department of Defense, Department of State, Department of Commerce, Federal Aviation Authority and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation. In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, as well as standards of quality systems, technologies or markets. Failure to navigate these regulatory obligations and burdens could impact our operating results as well as cause reputational damage.

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

Our customers are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Our customers’ failure to comply could affect their businesses or reputation, which in turn would affect our sales to them and pose potential reputational risk to us. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs we have in place for these customers and create inefficiencies in our business. Failure of our customers to identify or flow down any such requirements to Plexus could result in production of non-compliant product, which could restrict their ability to sell such products, thus affecting our sales to them.

We may fail to identify acquisition targets, or successfully complete future acquisitions, and may not successfully integrate acquired operations or recognize the anticipated benefits of an acquisition, which could adversely affect our operating results.

If we were to pursue future growth through acquisitions, they would involve significant risks that could have a material adverse effect on us. These include operating risks such as the inability to successfully identify acquisition targets or, once a target is identified, to successfully negotiate and close an acquisition; to integrate businesses, systems and personnel; to navigate potential impacts on customer programs and relationships; and to realize anticipated synergies or economies of scale. They also include strategic risks such as the diversion of management time and attention from other business activities and opportunities and financial risks such as the use of cash or incurrence of additional debt and interest expense as consideration for the acquisition and to fund the activities required to pursue acquisitions, the potential volatility or weakness in our stock price as a result of the announcement of such transactions, the incurrence of large write-offs or write-downs if the acquisition is not successful and other potential financial impacts.

Risks impacting our Superior Execution

Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.

We have operations in many countries. Operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, although we have repatriated a substantial amount of cash since the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) in 2017, a significant amount of our cash balances remain held outside of the U.S., with a particular concentration in Malaysia and China. We purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, including with the introduction of a new manufacturing facility in Bangkok, Thailand, subject us to the following risks that could materially impact our operations and operating results:

•economic, political or civil instability
•civil or international conflicts and war, including the risk of escalation in the Russia-Ukraine war, escalating tensions between China and Taiwan as well as China and the U.S.
•transportation delays or interruptions
•exchange rate fluctuations
•potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.
•changes in labor markets, such as government-mandated wage increases (which we are experiencing in Malaysia), increases to minimum wage requirements, changes in union-related laws and regulations, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures
•customers shifting parts of their manufacturing and supply chains to different countries, often referred to as re-shoring, which may impact footprint needs and create operational disruption due to transition efforts
•compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the European Union’s General Data Protection Regulation (the “GDPR”), applicable to companies with global operations
•changing U.S. government export regulations, particularly relating to advanced semiconductors and chip-manufacturing equipment, may limit the ability to ship certain components or customer product to China, and source the components necessary to manufacture customer product in China
•changes in the taxation of earnings both in the U.S. and in other countries
•reputational risks related to, among other factors, varying standards and practices among countries
•changes in duty rates
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

A significant portion of our operations currently occurs in the APAC region, particularly in Malaysia. The concentration of our operations, workforce, assets and profitability in that region exposes us to adverse developments, economic, political or otherwise, in those countries.

Changes in policies or trade agreements by or changes in elected officials of the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, higher costs of compliance, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. Our current facilities in Mexico operate under the Mexican Maquiladora (“IMMEX”) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements.

Additionally, continued uncertainty regarding commercial dealings, tariffs, export regulations and other trade protection measures between the U.S. and China, heightened by escalating geopolitical tensions, may affect our ability to do business in China, may impact the cost of our products originating in China and may impact the demand for our products manufactured in China in the event our customers reduce or eliminate their operations in China. These actions could also affect the cost and/or availability of components that we procure from suppliers in China, as well as create disruptions, delays, shortages or increased costs within our global supply chain. Government-imposed restrictions on where we or our customers can produce certain types of products or source components or with whom we can conduct business, such as named companies or industries identified in the 2021 National Defense Authorization Act and recent export regulations limiting advanced semiconductors and chip-manufacturing equipment, could limit our ability to sell or manufacture products or services in China, or source components from certain companies or geographies. These factors can negatively affect operating results and financial position, including reducing our revenues, costs and profitability as a result of having to minimize engagements in China or requiring us to shift such production or the sourcing of components to the U.S. or other higher-cost locations.

Further, the extent to which the conflict between Russia and Ukraine or the escalating tensions between China and Taiwan or China and the U.S. may impact our business or results of operations will depend on future developments, including the severity and duration of any conflicts, their impact on global supply chains and their impact on regional and global economic conditions including the ability of our customers or suppliers to do business in those or surrounding countries and the inflationary effects of such conflicts on our profitability. These tensions have resulted in, and may continue to cause, global disruptions creating significant volatility in financial markets and the global economy.

We experience component shortages, delays, price fluctuations and supplier quality concerns.

We generally do not have long-term supply agreements. We have experienced from time to time and are currently experiencing significant component shortages and longer lead-times due to supplier capacity constraints. Supply chain constraints and delays can be caused by world events, such as government policies, tariffs, trade wars, trade disputes and trade protection measures, terrorism, armed conflict, natural disasters, economic recession, increased demand due to economic growth, preferential allocations, transportation challenges, and other localized events. For example, escalating tensions between China and Taiwan (and/or any trade restrictions that may be imposed in response) may impact our ability to procure semiconductors and other components. Further, we rely on a limited number of suppliers for many of the components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular component. Such suppliers may encounter quality problems, labor disputes or shortages, financial difficulties or business continuity issues that could preclude them from delivering components timely or at all. Supply shortages and delays in deliveries of components may result in delayed production of assemblies, which reduces our revenue and operating profit for the periods affected. Additionally, a delay in obtaining a particular component may result in other components for the related program being held for longer periods of time, increasing working capital, risking inventory obsolescence and negatively impacting our cash flow. We are currently experiencing higher inventory levels as a result of component shortages.

Due to the highly competitive nature of our industry, an inability to obtain sufficient inventory on a timely basis or successfully execute on our business continuity processes, could also harm relationships with our customers and lead to loss of business to our competitors.

In addition, components that are delivered to us may not meet our specifications or other quality criteria. Certain components provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement materials and parts may negatively affect our manufacturing operations. The inadvertent use of any such parts or products may also give rise to liability claims. Further, the commitments made to us by our suppliers, and the terms applicable to such relationships, may not match all the commitments we make to, and the terms of our arrangements with our customers, and such variations may lead us to incur additional expense or liability and/or cause other disruptions to our business.

Component supply shortages and delays in deliveries, along with other factors such as tariffs, trade disputes or embargos, inflation, and rising energy and transportation costs, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. In addition, these repricing or pricing recoveries have been and may continue to be dilutive to our operating margin. Conversely, as a result of our pricing strategies and practices, component price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results, cash flows and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer end-market demand.

Our services involve other inventory risk.

Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although, in general, our commercial contracts with our customers obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, we generally finance these purchases initially. In addition, suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead-times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which has led to an increase in inventory in the short term and may lead to increased, excess, or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

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

Our business model requires working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory and service requirements for multiple programs of varying sizes simultaneously, including in multiple locations and geographies. We also depend on securing and ramping new customers and programs as well as transitioning production for new customers and programs, which creates added complexities related to managing the start-up risks of such projects, especially for companies that did not previously outsource such activities.

The complexity of our model, which encompasses a broad range of services including design and development, supply chain solutions, new product introduction, manufacturing and sustaining services, often results in complex and challenging contractual obligations and unique customer requirements. In addition, program complexity and associated customer expectations have increased in recent years with respect to certain capabilities, commitments, allocation of risk and compliance with third party standards, requiring extraordinary measures to ensure operational execution and compliance within unique, non-standard engagements. This is especially relevant to our expanding sustaining services business, where each customer program presents unique logistical, operational and supply chain risks that differ from those found in our manufacturing or engineering engagements. If we fail to meet those obligations, or are otherwise unable to execute on our commitments or unsuccessfully mitigate such risks, then it could result in claims against us, regulatory violations, or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts. A failure to adequately understand unique customer requirements may also impact our ability to estimate and ultimately recover associated costs, adversely affecting our financial results.

Many of our customers' markets are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The sustained success of our business will depend upon our continued ability to:

•attract and retain qualified engineering and technical personnel, especially in times of tight labor markets
•choose, maintain and enhance appropriate technological and service capabilities
•successfully manage the implementation and execution of information systems
•develop and market services that meet changing customer needs
•effectively execute our services and perform to our customers’ expectations, and
•successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

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

Natural disasters including weather events caused by global climate change, breaches of security and other events outside our control, and the ineffective management of such events, may harm our business.

Some of our facilities are located in areas that may be impacted by natural disasters including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to weather events or global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, workplace violence and failures of utilities. If such an event was to occur and we did not have an effective business continuity plan in place, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities in close proximity. For example, we maintain significant production capacity in Penang, Malaysia, and an event in that geography could materially hinder our production capabilities. Potential harms include the loss of business continuity, financial risk, the loss of business data and damage to infrastructure. These natural disasters and physical climate risks could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks, such as our facilities in Malaysia that are at or near sea level.

In addition, some of our facilities possess certifications or unique equipment necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications or equipment could adversely affect our ability to provide products and services to our customers, and potentially have a negative affect our relationships and financial results.

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

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. Due to the intellectual property we maintain on our systems related to high technology components, sub-components, manufacturing processes and our customers’ products, we are a likely target from various external cyber threats, such as lone attackers, nation states seeking to gain access to such intellectual property, as well as both unintentional and malicious internal threats. In addition, lone and organized crime elements have been known to extort money by encrypting their victims’ data (ransomware) and utilize their victims’ resources for unauthorized mining of cryptocurrency.

The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, fines and penalties, negative reactions from current and potential future customers, and reputational damage, any of which could adversely affect our financial results. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. This risk is enhanced as a result of an increase in our remote workforce due to evolving flexible workplace practices, for example by reason of utilizing home networks that may lack encryption or secure password protection, virtual meeting/conference security concerns and increase of phishing/cyber-attacks around our remote workforce's digital resources.

Moreover, we are subject to increasing expectations and data security requirements from our customers, generally, as well as specific data handling requirements due to the nature of their end products, including those related to the Export Administration Regulations/International Traffic in Arms, Federal Acquisition Regulation, Defense Federal Acquisition Regulation Supplement and Cybersecurity Maturity Model Certification. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, GDPR and similar legislation in jurisdictions in which we operate impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly. Failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.

There may be problems with the products we design, manufacture or service that could result in liability claims against us, reduced demand for our services and damage to our reputation.

We design, manufacture and service products to our customers’ specifications, many of which are highly complex, for industries such as healthcare, aerospace and defense that have higher risk profiles. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design, manufacturing or servicing of these products. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes, servicing or a component defect, may result in delayed shipments to customers or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product or injury to person or property.

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

Although our manufacturing processes are generally not subject to significant proprietary protection, our services may and our customers' products do involve the creation and use of intellectual property rights, which subject us and our customers to the risk of claims of intellectual property infringement from third parties. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for infringement, whether or not these have merit, then we could be required to expend significant resources in defense of those claims. In the event of an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing alternatives or obtaining licenses on reasonable terms or at all. Infringement by our customers could cause them to discontinue production of some of their products, potentially with little or no notice, which may reduce our net sales to them and disrupt our production.

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

If we fail to attract, develop and retain sufficient qualified personnel, including key leadership positions and highly skilled technical roles, our operations and, consequently, our financial results, could be adversely affected. A number of factors may adversely affect labor availability in one or more of our locations, including local labor laws and practices or union activities, wage pressure and changing wage requirements, increasing healthcare costs, restrictions on immigration or labor mobility, local competition, high employment rates and high turnover rates. These labor-related issues and labor shortages have become more pronounced. We have been subject to inflationary or other general labor cost increases due to current economic conditions, which have increased our costs. If we are unable to offset these labor cost increases through price increases, growth or operational efficiencies, these inflationary or general labor cost increases could have a material adverse effect on our operating results and cash flows. Further, our adoption of certain third-party health, safety and other employment-related regulatory standards could adversely affect our ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices. Additionally, any of these factors could drive an increase in turnover rates within our existing workforce, which could lead to decreased efficiency and increased costs, such as increased over time to meet demand and increased wage rates to attract and retain employees.

We also depend on good relationships with our workforce. Monitoring employee engagement and maintaining a healthy workplace culture based on our values and leadership behaviors is important to developing these good relationships and retaining a committed workforce. A failure to foster a strong, healthy culture, or a failure to adopt or maintain competitive policies and practices that enhance our workplace culture, such as those related to diversity and inclusion, workplace flexibility or other employee benefits, could adversely impact our ability to attract, develop and retain personnel and could substantially affect our operations and financial results.

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

Evolving expectations on environmental, social and governance ("ESG") matters, including global climate change, by various stakeholders could negatively affect our business.

Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Specifically, certain stakeholders are beginning to require that we provide information on our plans relating to certain climate-related matters such as greenhouse gas emissions, and we expect this trend to continue and be amplified by the potential adoption of the proposed U.S. Securities and Exchange Commission ("SEC") regulations relating to climate change disclosure. A failure to adequately meet stakeholder expectations and reporting requirements may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, diluted market valuation, an inability to attract and retain customers, and an inability to attract and retain top talent. In addition, our adoption and the reporting of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our customers’ products in various industries to our costs of compliance in the manufacturing and servicing of our customers’ products, all of which may impact our results of operations.

Further, increased public awareness and concern regarding global climate change may result in new or enhanced requirements and/or stakeholder expectations to reduce or mitigate the effects of greenhouse gas emissions and transition to low-carbon alternatives, driven by policy and regulations, low-carbon technology advancement and shifting consumer sentiment and societal preferences. These transition risks could negatively impact our financial condition and results of operations including by means of carbon pricing mechanisms, required investments in lower greenhouse gas emissions technology, increased cost of raw materials and mandates on and regulation of existing products and services.

In addition, transition to low-carbon alternatives risks could result in reduced demand or product obsolescence for certain of our customers’ products and/or price modifications for our customers’ products and the resources needed to produce them. This could in turn put pressure on our manufacturing costs and result in reduced profit margin associated with certain of our customer programs, or loss of customer programs that we may not be able to replace.

Risks impacting our Discipline By Design

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

Our industry frequently sees periods of expansion and contraction. We regularly contend with these issues and must carefully manage our business to meet changing customer and market requirements. If we fail to manage these growth and contraction decisions effectively, as well as fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer. Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, we expanded our geographic locations by constructing a new manufacturing facility in Bangkok, Thailand, to supplement our footprint in the Asia-Pacific region. In addition, we may expand our operations in new geographical areas where currently we do not operate. If we are unable to effectively manage this or other expansions or consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. Other risks of current or future expansions, acquisitions and consolidations include:

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

Our effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the U.S. (including additional guidance and interpretations related to U.S. Tax Reform or potential passage of tax regulation changes under the U.S. presidential administration) or other countries, could continue to have a material impact on our operating results. Among other things, we have been, and are expected to continue to be, affected by the global intangible low-taxed income provisions added by U.S. Tax Reform and related new tax legislation, interpretations and guidance. Our effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. In addition, the implementation of U.S. Tax Reform has required the use of estimates, which may be refined in future periods. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions, which could be unfavorably altered by the local taxing authorities, changes to U.S. tax policy or the establishment of a global minimum tax. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance.

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

Our financial condition and results of operations may be materially adversely affected by a global health crisis such as coronavirus (COVID-19).

The full extent to which a global health crisis, such as COVID-19, will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain it or treat its impact.

The impacts of a potential resurgence of COVID-19 or the possible impacts of a future and potentially more severe global health crisis could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities.

We, our suppliers, and our customers had modified our business practices for the continued health and safety of our employees during the outbreak of COVID-19. If a resurgence of COVID-19 or a potentially more severe global health crisis occurs, we may be required to take further actions that are in the best interests of our employees, which could result in disruptions or delays and higher costs. The implementation of health and safety practices by us, our suppliers, or our customers could impact customer demand, supplier deliveries, our productivity and costs, which could have a material adverse impact on our business, financial condition, or results of operations.

While we currently believe we have ample liquidity to manage the financial impact of a global health crisis, we can give no assurance that this will continue to be the case if the impact is prolonged or if there is an extended impact on us or the economy generally. If our future financing needs increase, then we may need to arrange additional debt or equity financing. However, if our liquidity or access to capital becomes significantly constrained, if costs of capital increase significantly due to the impact of a global health crisis as result of volatility in the capital markets, or there is a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

The foregoing and other disruptions to our business as a result of a global health crisis has had and could continue to have a material adverse effect on our business, results of operations and financial condition.

We may fail to secure or maintain necessary additional financing or capital.

Although we have credit facilities, we cannot be certain that our existing credit arrangements will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations and/or increased working capital needs. In addition, if we do not comply with the covenants under our credit facility, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit facility and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle. While we currently believe we have ample liquidity to manage the financial impact of COVID-19 or current economic conditions we can give no assurance that this will continue to be the case if the impact of COVID-19 or current economic conditions are prolonged or if there is an extended impact on us or the economy in general.

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

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities are comprised of an integrated network of manufacturing and engineering centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 5.1 million square feet of active capacity. This includes approximately 2.1 million square feet in AMER, approximately 2.6 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our active facilities as of October 1, 2022 are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico (1)	Manufacturing/Engineering	741,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	41,000	Leased
Portland, Oregon	Manufacturing	29,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,530,000	Owned
Bangkok, Thailand	Manufacturing	400,000	Owned
Hangzhou, China (1)	Manufacturing	245,000	Leased
Haining, China	Manufacturing	202,000	Leased
Xiamen, China	Manufacturing	133,000	Owned
Xiamen, China (1)	Manufacturing	122,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	21,000	Leased

(1)The facilities in Guadalajara, Mexico; Buffalo Grove, Illinois; Penang, Malaysia; Hangzhou, China; and Xiamen, China include more than one building.

In the fourth quarter of fiscal 2022, we took possession of a new leased manufacturing facility in Portland, Oregon. It is expected to become an active facility in fiscal 2023.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
Our common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Standard & Poor's ("S&P") MidCap 400 Index and the Nasdaq Stock Market Index for Electronic Components Companies. The values on the graph show the relative performance of an investment of $100 made on September 29, 2017 in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

DOLLARS
180
160
140
120
100
80
60
2017
2018
2019
2020
2021
2022
Plexus
Nasdaq-Electronic Components
S&P 400

Comparison of Cumulative Total Return

	2017	2018	2019	2020	2021	2022
Plexus	$100	$104	$112	$127	$162	$156
Nasdaq-Electronic Components	100	106	110	117	158	132
S&P 400	100	112	107	106	149	123
Shareholders of Record
As of November 14, 2022, we had 376 shareholders of record.
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

Issuer Purchases of Equity Securities

The following table provides the specified information about the repurchases of shares by us during the three months ended October 1, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 3, 2022 to July 30, 2022	—	$—	—	$—
July 31, 2022 to August 27, 2022	—	—	—	50,000,000
August 28, 2022 to October 1, 2022	38,397	90.63	38,397	$46,520,133
	38,397	$90.63	38,397

(1) On August 18, 2022, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2023 Program as of October 1, 2022.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company", "our", or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a global leader with a team of nearly 25,000 individuals who are dedicated to providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Sustaining Services. We specialize in serving customers in industries with highly complex products and demanding regulatory environments. We deliver customer service excellence to leading global companies in the Industrial, Healthcare/Life Sciences and Aerospace/Defense market sectors by providing innovative, comprehensive solutions throughout the product's lifecycle. We provide these innovative solutions to customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.

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

A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is incorporated herein by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended October 2, 2021, which was filed with the SEC on November 19, 2021, and is available on the SEC’s website at www.sec.gov as well as our Investor Relations website at www.plexus.com.
Market Pressures Update
We have experienced, and expect to continue to experience, an inability to procure certain components on a timely basis due to global supply chain constraints. These constraints have impacted our ability to meet customer demand and may inhibit our ability to capture the demand from our customers. We remain in close contact with our suppliers to understand the impacts on their businesses and operations and continue to take steps to validate their ability to deliver to us on time. However, the extended lead-times have required us to make additional investments in inventory to satisfy customer demand, which we expect to persist.

Over the past few quarters, the global supply chain constraints have led to inflation in some of the components we acquire, as well as labor and operating costs. We expect the increase in costs, including labor-related issues which have become more pronounced, to continue in the near future. We have been, and expect to continue to be, subject to such inflationary and general labor cost increases including in our Malaysia operations where the government has imposed a mandatory increase to the minimum wage that went into effect in our third quarter of fiscal 2022. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the pricing recoveries received may be dilutive to our operating margin. The inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results, cash flows and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer end-market demand.

We continue to monitor the global impacts of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. These efforts will continue as requirements change, new risks are identified and infections impact us. The spread and resurgence of COVID-19 from new variants in jurisdictions where we operate may make our ability to mitigate the impacts of the spread of the virus on our productivity more challenging.

The recent conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., United Kingdom, European Union and other countries against Russia. While the impacts of the conflict have not been material on our operating results, as we do not have operations or material customers or suppliers in either country, it is not possible to predict the broader consequences of this conflict. Changing U.S. government export regulations, particularly relating to advanced semiconductors and chip-manufacturing equipment, may limit the ability to ship certain customer product to China, and source the components necessary to manufacture customer product in China.

We believe our balance sheet is positioned to support the potential future challenges presented by the macro-economic pressures we are facing. As of October 1, 2022, cash and cash equivalents and restricted cash were $275 million, while debt, finance lease obligations and other financing were $462 million. To further ensure our ability to meet the needs of working capital investments to support anticipated revenue growth, we refinanced our revolving credit facility, expanding the maximum commitment from $350 million to $500 million during the third quarter of fiscal 2022. Borrowings under our Credit Facility as of October 1, 2022 were $263 million, leaving $237 million of our revolving commitment of $500 million available for use as of October 1, 2022 as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with the bank. Refer to Note 4, "Debt, Finance Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part II, Item 7 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2022	2021
Net sales	$3,811.4	$3,368.9
Cost of sales	3,464.1	3,045.6
Gross profit	347.2	323.3
Gross margin	9.1%	9.6%
Operating income	178.2	176.3
Operating margin	4.7%	5.2%
Other expense	19.9	15.9
Income tax expense	20.1	21.5
Net income	138.2	138.9
Diluted earnings per share	$4.86	$4.76
Return on invested capital*	13.0%	15.4%
Economic return*	3.7%	7.3%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. Fiscal 2022 net sales increased $442.5 million, or 13.1%, as compared to fiscal 2021.
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
As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2022	2021
General Electric Company ("GE")	12.9%	11.2%
Top 10 customers	56.2%	55.2%
A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2022	2021
Net sales:
AMER	$1,310.7	$1,317.4
APAC	2,300.6	1,850.6
EMEA	316.3	312.7
Elimination of inter-segment sales	(116.2)	(111.8)
Total net sales	$3,811.4	$3,368.9

AMER. Net sales for fiscal 2022 in the AMER segment decreased $6.7 million, or 0.5%, as compared to fiscal 2021. The decrease in net sales was driven by net decreased customer end-market demand, a $49.4 million decrease for end-of-life products, a $41.1 million decrease due to the discontinuation of programs with existing customers and the impact of supply chain constraints that have created limitations with meeting available customer demand. These decreases were substantially offset by a $118.4 million increase in production ramps of new products for existing customers and a $43.8 million increase in production ramps for new customers, as well as increased pricing associated with inflated component prices.
APAC. Net sales for fiscal 2022 in the APAC segment increased $450.0 million, or 24.3%, as compared to fiscal 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $97.8 million increase in production ramps of new products for existing customers, an $8.8 million increase in production ramps for new customers and a partial recovery of supply chain constraints that had previously created limitations with meeting available customer demand. These increases were partially offset by a $33.1 million decrease for end-of-life products and a $6.9 million decrease due to the discontinuation of a program with an existing customer.
EMEA. Net sales for fiscal 2022 in the EMEA segment increased $3.6 million, or 1.2%, as compared to fiscal 2021. The increase in net sales was driven by a $10.0 million increase in production ramps of new products for existing customers, partially offset by overall net decreased customer end-market demand.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

	2022	2021
Net sales:
Industrial	$1,752.7	$1,549.0
Healthcare/Life Sciences	1,565.8	1,326.9
Aerospace/Defense	492.9	493.0
Total net sales	$3,811.4	$3,368.9
Industrial. Net sales for fiscal 2022 in the Industrial sector increased $203.7 million, or 13.2%, as compared to fiscal 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $73.8 million increase due to production ramps of new products for existing customers and a $41.1 million increase in production ramps for new customers, partially offset by the impact of supply chain constraints that have created limitations with meeting available customer demand. The increase was further offset by a $41.7 million decrease due to the discontinuation of programs with existing customers and an $18.6 million decrease for end-of-life products.
Healthcare/Life Sciences. Net sales for fiscal 2022 in the Healthcare/Life Sciences sector increased $238.9 million, or 18.0%, as compared to fiscal 2021. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $115.2 million increase due to production ramps of new products for existing customers and a partial recovery of supply chain constraints that had previously created limitations with meeting available customer demand. These increases were partially offset by a $55.1 million decrease for end-of-life products and a $6.9 million decrease due to the discontinuation of a program with an existing customer.
Aerospace/Defense. Net sales for fiscal 2022 in the Aerospace/Defense sector decreased $0.1 million, or less than 0.1%, as compared to fiscal 2021. The decrease was driven by net decreased customer end-market demand and a $9.1 million decrease due to end-of-life products. These decreases were substantially offset by a $37.2 million increase due to production ramps of new products for existing customers and an $8.2 million increase in production ramps for new customers.
Cost of sales. Cost of sales for fiscal 2022 increased $418.5 million, or 13.7%, as compared to fiscal 2021. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In fiscal 2022 and 2021, approximately 89% to 90% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs in fiscal 2022 and 2021 were related to material and component costs.
As compared to fiscal 2021, the increase in cost of sales in fiscal 2022 was primarily driven by the increase in net sales, inflated component costs, an increase in fixed costs, reduced operational efficiencies and increased labor costs.
Gross profit. Gross profit for fiscal 2022 increased $23.9 million, or 7.4%, as compared to fiscal 2021. Gross margin of 9.1% decreased 50 basis points compared to fiscal 2021. The primary driver of the increase in gross profit as compared to fiscal 2021 was the increase in net sales and reduced employee compensation and supplies costs associated with COVID-19, partially offset by inflated component costs, increased fixed costs, reduced operational efficiencies and increased labor costs. The decrease in gross margin was primarily driven by pass-through effects of recoveries from inflated components and increased labor costs, partially offset by fixed cost leverage.

Operating income. Operating income for fiscal 2022 increased $1.9 million, or 1.1%, as compared to fiscal 2021. Operating margin of 4.7% decreased 50 basis points compared to fiscal 2021. The primary driver of the increase in operating income as compared to fiscal 2021 was the result of the increase in gross profit along with a $1.2 million decrease in restructuring and impairment charges, partially offset by a $22.0 million increase in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs. The decrease in operating margin was primarily driven by the decrease in gross margin, driven by the factors previously discussed.
A discussion of operating income by reportable segment for the indicated fiscal years is presented below (in millions):

	2022	2021
Operating income (loss):
AMER	$44.7	$62.3
APAC	267.3	238.8
EMEA	8.0	(0.9)
Corporate and other costs	(141.8)	(123.9)
Total operating income	$178.2	$176.3
AMER. Operating income decreased $17.6 million in fiscal 2022 as compared to fiscal 2021, primarily as a result of a decrease in net sales, inflated component costs, increased fixed costs, reductions in operational efficiencies and increased labor costs. There was also an increase in bad debt expense compared to recovery of a previously reserved customer receivable in fiscal 2021. This was partially offset by a positive shift in customer mix.
APAC. Operating income increased $28.5 million in fiscal 2022 as compared to fiscal 2021, primarily as a result of an increase in net sales, partially offset by inflated component costs, increased fixed costs, increased labor costs and an increase in S&A.
EMEA. Operating income increased $8.9 million in fiscal 2022 as compared to fiscal 2021 primarily as a result of an increase in net sales, positive shift in customer mix, and a reduction in fixed costs. This was partially offset by an increase in S&A.
Other expense. Other expense for fiscal 2022 increased $4.0 million as compared to fiscal 2021. The increase in other expense for fiscal 2022 was primarily due to the increase in factoring fees of $2.4 million and interest expense of $1.6 million.
Income taxes. Income tax expense for fiscal 2022 was $20.1 million compared to $21.5 million for fiscal 2021. The decrease is primarily due to claiming a U.S. Research & Development tax credit and the geographic distribution of worldwide earnings.
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
We have been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which we expect to continue to comply. In fiscal 2022 and 2021, the holiday resulted in tax reductions, net of the impact of the global intangible low-taxed income provisions of the U.S. Tax Cuts and Jobs Act, of approximately $35.3 million ($1.27 per basic share, $1.24 per diluted share) and $34.4 million ($1.20 per basic share, $1.18 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding our tax rate.
The annual effective tax rate for fiscal 2023 is expected to be approximately 14.0% to 16.0% assuming no changes to tax laws.
Net Income. Net income for fiscal 2022 decreased $0.7 million, or 0.5%, from fiscal 2021 to $138.2 million. Net income decreased primarily as a result of the increase in other expense, partially offset by the increase in operating income and decrease in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $4.86 in fiscal 2022 from $4.76 in fiscal 2021, primarily as a result of a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans, partially offset by decreased net income due to the factors discussed above.
Return on Invested Capital ("ROIC") and economic return. We use a financial model that is aligned with our business strategy and includes an ROIC goal of 15% which would exceed our weighted average cost of capital ("WACC") and represent positive economic return. Economic return is the amount our ROIC exceeds our WACC.

Non-GAAP financial measures, including ROIC and economic return, are used for internal management goals and decision making because such measures provide management and investors additional insight into financial performance. In particular, we provide ROIC and economic return because we believe they offer insight into the metrics that are driving management decisions. We view ROIC and economic return as important measures in evaluating the efficiency and effectiveness of our long-term capital investments. We also use ROIC as a performance criteria in determining certain elements of compensation as well as economic return performance.
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
We review our internal calculation of WACC annually. Our WACC was 9.3% for fiscal 2022 and 8.1% for fiscal 2021. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. Fiscal 2022 ROIC of 13.0% reflects an economic return of 3.7%, based on our weighted average cost of capital of 9.3%, and fiscal 2021 ROIC of 15.4% reflects an economic return of 7.3%, based on our weighted average cost of capital of 8.1%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal years (dollars in millions):

	2022	2021
Adjusted operating income (tax-effected)	$156.8	$156.2
Average invested capital	1,207.4	1,014.7
After-tax ROIC	13.0%	15.4%
WACC	9.3%	8.1%
Economic return	3.7%	7.3%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $275.5 million as of October 1, 2022, as compared to $270.5 million as of October 2, 2021.
As of October 1, 2022, 78% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $47.7 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining four years (in millions):

2023	$5.7
2024	10.6
2025	14.1
2026	17.3
Total	$47.7

Cash Flows. The following table provides a summary of cash flows for fiscal 2022 and 2021 (in millions):

	2022	2021
Cash (used in) provided by operating activities	$(26.2)	$142.6
Cash used in investing activities	(101.6)	(57.0)
Cash provided by (used in) financing activities	139.3	(203.9)
Effect of exchange rate changes on cash and cash equivalents	(6.5)	0.9
Net increase (decrease) in cash and cash equivalents and restricted cash	$5.0	$(117.4)

Operating Activities. Cash flows used in operating activities were $26.2 million for fiscal 2022, as compared to cash flows provided by operating activities of $142.6 million for fiscal 2021. The decrease was primarily due to cash flow (reductions) improvements of:

•$(446.5) million in inventory cash flows primarily attributable to longer lead times for certain components as a result of supply chain constraints, increasing our inventory as we retain components until the entirety of the assembly's materials are received. Supply chain constraints have also led to inflation in some of the components we acquire, increasing inventory. In addition, inventory levels have increased to support the ramp of customer programs.
•$(196.5) million in accounts receivable cash flows driven by increased net sales as well as timing of customer shipments and payments.
•$(22.1) million in contract assets cash flows, driven by increased demand from customers who recognize revenue over time in the current year compared to consistent demand in the prior year.
•$24.8 million in other current and non-current asset cash flows, driven by a greater increase in prepaid expenses and miscellaneous receivables in the prior year.
•$64.3 million in accounts payables cash flows driven by increased purchasing activity to support the ramp of customer programs as well as supply chain constraints leading to inflation in some of the components we acquire.
•$167.8 million in other current and non-current liabilities cash flows driven by an increase in advance payments from customers to cover inflated component prices driven by supply chain constraints.
•$237.7 million in customer deposit cash flows driven by significant deposits received from customers in the current year to cover certain inventory balances associated with longer lead-times and inflation in some of the components we acquire as a result of supply chain constraints.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	October 1, 2022	October 2, 2021
Days in accounts receivable	60	56
Days in contract assets	11	13
Days in inventory	144	116
Days in accounts payable	(72)	(76)
Days in cash deposits	(43)	(24)
Annualized cash cycle	100	85
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

As of October 1, 2022, annualized cash cycle days increased fifteen days compared to October 2, 2021 due to the following:
Days in accounts receivable for the three months ended October 1, 2022 increased four days compared to the three months ended October 2, 2021. The increase is primarily attributable to the timing of customer shipments and payments and mix of customer payment terms, partially offset by an increase in factored receivables.
Days in contract assets for the three months ended October 1, 2022 decreased two days compared to the three months ended October 2, 2021. The decrease is primarily attributable to increased net sales, partially offset by increased demand from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended October 1, 2022 increased twenty-eight days compared to the three months ended October 2, 2021. The increase is primarily attributable to longer lead times for certain components as a result of supply chain constraints, increasing our inventory level as we retain components until the entirety of the assembly's materials are received. Supply chain constraints have also led to inflation in some of the components we acquire, increasing inventory. In addition, inventory levels have increased to support the ramp of customer programs.
Days in accounts payable for the three months ended October 1, 2022 decreased four days compared to the three months ended October 2, 2021. The decrease is primarily attributable to timing of materials procurement and payments to suppliers, as well as increased net sales.
Days in cash deposits for the three months ended October 1, 2022 increased nineteen days compared to the three months ended October 2, 2021. The increase was primarily attributable to significant deposits received from customers to cover certain increasing inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow (used in) provided by operations less capital expenditures. FCF was $(127.9) million for fiscal 2022 compared to $85.5 million for fiscal 2021, a decrease of $213.4 million. The decrease in FCF was primarily due to working capital investments, particularly in inventory, to support our customers.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	2022	2021
Cash flows (used in) provided by operating activities	$(26.3)	$142.6
Payments for property, plant and equipment	(101.6)	(57.1)
Free cash flow	$(127.9)	$85.5
Investing Activities. Cash flows used in investing activities were $101.6 million for fiscal 2022 compared to $57.0 million for fiscal 2021. The increase in cash used in investing activities was due to a $44.5 million increase in capital expenditures, primarily due to our manufacturing footprint expansion in Bangkok, Thailand.
We utilized available cash and financing cash flows as the sources for funding our operating requirements during fiscal 2022. We currently estimate capital expenditures for fiscal 2023 will be approximately $110.0 million to $130.0 million to support new program ramps and replace older equipment. This estimate does not contemplate any site expansions.
Financing Activities. Cash flows provided by financing activities were $139.3 million for fiscal 2022 compared to cash flows used in financing activities of $203.9 million for fiscal 2021. The increase was primarily attributable to an increase of $291.0 million in net borrowings on the credit facility and a decrease of $58.1 million in cash used to repurchase our common stock.
On August 20, 2019, the Board of Directors approved a share repurchase program under which we were authorized to repurchase $50.0 million of our common stock (the "2019 Program"). The 2019 Program commenced upon completion of previous share repurchase programs. During fiscal 2021, we repurchased 73,560 shares under this program for $5.3 million at an average price of $72.44 per share.

On August 13, 2020, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2021 Program"). On November 18, 2020, the Board of Directors approved an additional $50.0 million in share repurchase authority under the existing 2021 Program such that there then existed a total of $100.0 million in share repurchase authority under the program. The 2021 program commenced upon completion of the 2019 Program. During fiscal 2021, we completed the 2021 Program by repurchasing 1,171,246 shares under this program for $100.0 million at an average price of $85.40 per share.
On August 11, 2021, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. During fiscal 2022 and 2021, we completed the 2022 Program by repurchasing 564,718 and 34,381 shares under this program for $46.9 million and $3.1 million at an average price of $83.07 and $90.16 per share, respectively.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During fiscal 2022, we purchased 38,397 shares under this program for $3.5 million at an average price of $90.63 per share. As of October 1, 2022, $46.5 million of authority remained under the 2023 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of October 1, 2022, we were in compliance with the covenants under the 2018 NPA.
On June 9, 2022, we refinanced our then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During fiscal 2022, the highest daily borrowing was $385.0 million; the average daily borrowings were $232.1 million. We borrowed $758.0 million and repaid $550.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2022. As of October 1, 2022, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused credit facility based on our leverage ratio; the fee was 0.125% as of October 1, 2022.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of October 1, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of October 1, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $787.5 million and $730.5 million of trade accounts receivable under these programs during fiscal 2022 and 2021, respectively, in exchange for cash proceeds of $783.1 million and $728.4 million, respectively. As of October 1, 2022 and October 2, 2021, $222.5 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.

In all cases, the sale discount was recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macro-economic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints or workplace safety restrictions. As of the end of the fourth quarter of fiscal 2022, cash and cash equivalents and restricted cash were $275 million, while debt, finance lease obligations and other financing were $462 million. To further ensure our ability to meet the needs of working capital investments to support anticipated revenue growth, we refinanced our credit facility, expanding the maximum commitment from $350.0 million to $500.0 million, as discussed above. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 1, 2022 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2023	2024-2025	2026-2027	2028 and thereafter
Debt Obligations (1)	$437.9	$269.2	$112.4	$4.2	$52.1
Finance Lease Obligations	119.5	10.2	14.5	10.3	84.5
Operating Lease Obligations	48.1	9.5	14.0	10.1	14.5
Purchase Obligations (2)	1,992.5	1,609.3	370.3	5.4	7.5
Repatriation Tax on Undistributed Foreign Earnings (3)	47.7	5.7	24.7	17.3	—
Other Liabilities on the Balance Sheet (4)	12.9	1.7	1.3	0.1	9.8
Other Liabilities not on the Balance Sheet (5)	11.1	6.5	—	1.2	3.4
Total Contractual Cash Obligations	$2,669.7	$1,912.1	$537.2	$48.6	$171.8

1)Debt obligations includes $150.0 million in principal amount of 2018 Notes and $263.0 million of borrowings on the revolving commitment of the Credit Facility, as well as interest.
2)Purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.
3)Repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to U.S. Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.
4)Other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $9.0 million, as of October 1, 2022, related to unrecognized income tax benefits. We cannot make reliable estimates of the future cash flows by period related to these obligations.
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

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 "Description of Business and Significant Accounting Policies" of Notes to Consolidated Financial Statements. During fiscal 2022 there were no material changes to these policies. Our critical accounting estimates are described below:
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2022	2021
Net Sales	9%	10%
Total Costs	16%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of October 1, 2022, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of October 1, 2022, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of October 1, 2022, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of October 1, 2022, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
October 1, 2022

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Plexus Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plexus Corp. and its subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended October 1, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, revenue is recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment, including reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions are not met to recognize revenue over time, revenue is recognized following the transfer of controls of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement. For the year ended October 1, 2022, the Company's net sales were $3.8 billion.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the significant audit effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) confirming a sample of outstanding customer invoice balances at year end and obtaining and inspecting source documents, including invoices, sales contracts, and subsequent cash receipts, where applicable, for confirmations not returned, (iv) testing the completeness and accuracy of data provided by management, and (v) testing the appropriateness of the timing and amount of revenue recognized based on whether the contract meets the conditions to recognize revenue over time.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 18, 2022

We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020
(in thousands, except per share data)

	2022	2021	2020
Net sales	$3,811,368	$3,368,865	$3,390,394
Cost of sales	3,464,139	3,045,569	3,077,688
Gross profit	347,229	323,296	312,706
Selling and administrative expenses	167,023	143,761	153,331
Restructuring and impairment charges	2,021	3,267	6,003
Operating income	178,185	176,268	153,372
Other income (expense):
Interest expense	(15,858)	(14,253)	(16,162)
Interest income	1,305	1,372	1,878
Miscellaneous, net	(5,329)	(2,976)	(3,691)
Income before income taxes	158,303	160,411	135,397
Income tax expense	20,060	21,499	17,918
Net income	$138,243	$138,912	$117,479
Earnings per share:
Basic	$4.96	$4.86	$4.02
Diluted	$4.86	$4.76	$3.93
Weighted average shares outstanding:
Basic	27,862	28,575	29,195
Diluted	28,439	29,167	29,916
Comprehensive income:
Net income	$138,243	$138,912	$117,479
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(5,201)	(1,165)	1,831
Foreign currency translation adjustments	(27,843)	3,240	10,894
Other comprehensive (loss) income	(33,044)	2,075	12,725
Total comprehensive income	$105,199	$140,987	$130,204
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 1, 2022 and October 2, 2021
(in thousands, except per share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$274,805	$270,172
Restricted cash	665	341
Accounts receivable, net of allowances of $1,961 and $1,188, respectively	737,696	519,684
Contract assets	138,540	115,283
Inventories, net	1,602,783	972,312
Prepaid expenses and other	61,633	53,094
Total current assets	2,816,122	1,930,886
Property, plant and equipment, net	444,705	395,094
Operating lease right-of-use assets	65,134	72,087
Deferred income taxes	39,075	27,385
Other assets	28,189	36,441
Total non-current assets	577,103	531,007
Total assets	$3,393,225	$2,461,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$273,971	$66,313
Accounts payable	805,583	634,969
Customer deposits	480,486	204,985
Accrued salaries and wages	88,876	75,394
Other accrued liabilities	357,273	147,042
Total current liabilities	2,006,189	1,128,703
Long-term debt and finance lease obligations, net of current portion	187,776	187,033
Long-term accrued income taxes payable	42,019	47,974
Long-term operating lease liabilities	33,628	37,970
Deferred income taxes payable	6,327	5,677
Other liabilities	21,555	26,304
Total non-current liabilities	291,305	304,958
Total liabilities	2,297,494	1,433,661
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,084 and 53,849 shares issued, respectively, and 27,679 and 28,047 shares outstanding, respectively	541	538
Additional paid-in capital	652,467	639,778
Common stock held in treasury, at cost, 26,405 and 25,802 shares, respectively	(1,093,483)	(1,043,091)
Retained earnings	1,572,234	1,433,991
Accumulated other comprehensive loss	(36,028)	(2,984)
Total shareholders’ equity	1,095,731	1,028,232
Total liabilities and shareholders’ equity	$3,393,225	$2,461,893
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020
(in thousands)

	2022	2021	2020
Common stock - shares outstanding
Beginning of period	28,047	29,002	29,004
Exercise of stock options and vesting of other share-based awards	235	323	608
Treasury shares purchased	(603)	(1,278)	(610)
End of period	27,679	28,047	29,002

Total stockholders' equity, beginning of period	$1,028,232	$977,480	$865,576
Common stock - par value
Beginning of period	538	535	529
Exercise of stock options and vesting of other share-based awards	3	3	6
End of period	541	538	535
Additional paid-in capital
Beginning of period	639,778	621,564	597,401
Share-based compensation expense	23,377	24,326	24,280
Exercise of stock options and vesting of other share-based awards, including tax withholding	(10,688)	(6,112)	(117)
End of period	652,467	639,778	621,564
Treasury stock
Beginning of period	(1,043,091)	(934,639)	(893,247)
Treasury shares purchased	(50,392)	(108,452)	(41,392)
End of period	(1,093,483)	(1,043,091)	(934,639)
Retained earnings
Beginning of period	1,433,991	1,295,079	1,178,677
Net income	138,243	138,912	117,479
Cumulative effect adjustment for adoption of new accounting pronouncements (1)	—	—	(1,077)
End of period	1,572,234	1,433,991	1,295,079
Accumulated other comprehensive loss
Beginning of period	(2,984)	(5,059)	(17,784)
Other comprehensive (loss) income	(33,044)	2,075	12,725
End of period	(36,028)	(2,984)	(5,059)
Total stockholders' equity, end of period	$1,095,731	$1,028,232	$977,480

(1) See Note 1, "Description of Business and Significant Accounting Policies," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020
(in thousands)

	2022	2021	2020
Cash flows from operating activities
Net income	$138,243	$138,912	$117,479
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	62,689	61,014	56,690
Deferred income taxes	(10,800)	(3,388)	(3,583)
Share-based compensation expense and related charges	23,336	24,763	24,280
Provision for allowance for doubtful accounts	—	(2,405)	2,405
Asset impairment charges	—	—	3,052
Other, net	972	1,855	1,358
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	(230,022)	(33,477)	8,796
Contract assets	(23,445)	(1,385)	(22,488)
Inventories	(652,989)	(206,510)	(56,420)
Other current and non-current assets	(1,212)	(26,028)	3,343
Accrued income taxes payable	(713)	(8,746)	(9,570)
Accounts payable	176,037	111,781	65,097
Customer deposits	282,034	44,359	18,864
Other current and non-current liabilities	209,630	41,832	1,065
Cash flows (used in) provided by operating activities	(26,240)	142,577	210,368
Cash flows from investing activities
Payments for property, plant and equipment	(101,612)	(57,099)	(50,088)
Other, net	51	126	237
Cash flows used in investing activities	(101,561)	(56,973)	(49,851)
Cash flows from financing activities
Borrowings under debt agreements	758,000	376,739	679,042
Payments on debt and finance lease obligations	(556,726)	(466,063)	(638,298)
Debt issuance costs	(898)	—	(699)
Repurchases of common stock	(50,392)	(108,452)	(41,392)
Proceeds from exercise of stock options	480	3,555	12,827
Payments related to tax withholding for share-based compensation	(11,169)	(9,664)	(12,938)
Cash flows provided by (used in) financing activities	139,295	(203,885)	(1,458)
Effect of exchange rate changes on cash and cash equivalents	(6,537)	900	2,581
Net increase (decrease) in cash and cash equivalents and restricted cash	4,957	(117,381)	161,640
Cash and cash equivalents and restricted cash:
Beginning of period	270,513	387,894	226,254
End of period	$275,470	$270,513	$387,894
Supplemental disclosure information:
Interest paid	$15,293	$14,116	$14,885
Income taxes paid	$16,916	$39,932	$31,458
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a global leader with a team of nearly 25,000 individuals focused on providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Sustaining Services. We specialize in serving customers in industries with highly complex products and demanding regulatory environments. We deliver customer service excellence to leading global companies in the Industrial, Healthcare/Life Sciences and Aerospace/Defense market sectors by providing innovative, comprehensive solutions throughout the products lifecycle. We provide these innovative solutions to customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2020 included 53 weeks; therefore, the first quarter of fiscal 2020 included 14 weeks while all other fiscal quarters presented herein included 13 weeks. Fiscal 2022 and fiscal 2021 each included 52 weeks.
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes thereto. The full extent to which current global events and economic conditions will impact the Company's business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. The Company has considered information available as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
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
As of October 1, 2022 and October 2, 2021, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	2022	2021
Cash	$186,068	$173,018
Money market demand accounts and other	88,737	97,154
Restricted cash	665	341
Total cash and cash equivalents and restricted cash	$275,470	$270,513
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2022, 2021 and 2020.
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
Foreign Currency Translation & Transactions: The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of "Accumulated other comprehensive loss." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous, net." Exchange losses on foreign currency transactions were $0.7 million, $1.1 million and $0.4 million for fiscal 2022, 2021 and 2020, respectively. These amounts include the amount of gain recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives: All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive loss" within shareholders' equity, until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $(5.0) million, $(2.2) million and $1.8 million was recorded in "Accumulated other comprehensive loss" for fiscal 2022, 2021 and 2020, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.
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
Accumulated other comprehensive loss consists of the following as of October 1, 2022 and October 2, 2021 (in thousands):

	2022	2021
Foreign currency translation adjustments	$(31,104)	$(3,261)
Cumulative derivative instrument fair value adjustments	(5,779)	(791)
Other fair value adjustments	855	1,068
Accumulated other comprehensive loss	$(36,028)	$(2,984)
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
Fair Value of Financial Instruments: The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives and finance and operating lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and finance and operating lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt excluding finance lease and other financing obligations was $401.6 million and $217.1 million as of October 1, 2022 and October 2, 2021, respectively. The carrying value of the Company's debt was $413.0 million and $205.0 million as of October 1, 2022 and October 2, 2021, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In September 2022, the FASB issued ASU 2022-04, which requires enhanced disclosures about supplier finance programs. This guidance is effective for the Company beginning in the first quarter of fiscal 2024. Early adoption is permitted. The Company is currently in the process of assessing the impacts of the guidance.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of October 1, 2022 and October 2, 2021 consisted of the following (in thousands):

	2022	2021
Raw materials	$1,433,353	$860,538
Work-in-process	81,207	48,356
Finished goods	88,223	63,418
Total inventories, net	$1,602,783	$972,312
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021 was $463.2 million and $200.6 million, respectively.

3.    Property, Plant and Equipment
Property, plant and equipment as of October 1, 2022 and October 2, 2021 consisted of the following (in thousands):

	2022	2021
Land, buildings and improvements	$386,623	$336,939
Machinery and equipment	421,717	420,172
Computer hardware and software	164,420	167,584
Capital assets in progress	28,187	28,085
Total property, plant and equipment, gross	1,000,947	952,780
Less: accumulated depreciation	(556,242)	(557,686)
Total property, plant and equipment, net	$444,705	$395,094

Plexus Corp.
Notes to Consolidated Financial Statements

Assets held under finance leases and included in property, plant and equipment as of October 1, 2022 and October 2, 2021 consisted of the following (in thousands):

	2022	2021
Buildings and improvements	$36,270	$35,360
Machinery and equipment	25,362	26,657
Total property, plant and equipment held under finance leases, gross	61,632	62,017
Less: accumulated amortization	(21,569)	(23,360)
Total property, plant and equipment held under finance leases, net	$40,063	$38,657
As of October 1, 2022, October 2, 2021 and October 3, 2020, accounts payable included approximately $25.4 million, $17.3 million and $6.7 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.    Debt, Finance Lease Obligations and Other Financing
Debt and finance lease obligations as of October 1, 2022 and October 2, 2021, consisted of the following (in thousands):

	2022	2021
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	263,000	55,000
Finance lease and other financing obligations	50,269	49,279
Unamortized deferred financing fees	(1,522)	(933)
Total obligations	461,747	253,346
Less: current portion	(273,971)	(66,313)
Long-term debt and finance lease obligations, net of current portion	$187,776	$187,033
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of October 1, 2022, the Company was in compliance with the covenants under the 2018 NPA.
On June 9, 2022, the Company refinanced its then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2022, the highest daily borrowing was $385.0 million; the average daily borrowings were $232.1 million. The Company borrowed $758.0 million and repaid $550.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2022. As of October 1, 2022, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused credit facility based on the Company's leverage ratio; the fee was 0.125% as of October 1, 2022.

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s debt obligations as of October 1, 2022, are as follows (in thousands):

2023	$263,000
2024	—
2025	100,000
2026	—
2027	—
Thereafter	50,000
Total	$413,000
The aggregate scheduled maturities of the Company’s finance leases and other financing obligations as of October 1, 2022, are as follows (in thousands):

2023	$10,971
2024	3,316
2025	2,362
2026	676
2027	609
Thereafter	32,335
Total	$50,269
The Company's weighted average interest rate on finance lease obligations was 17.1% and 17.4% as of October 1, 2022 and October 2, 2021, respectively.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $6.0 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $143.2 million as of October 1, 2022, and a notional value of $107.4 million as of October 2, 2021. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $6.0 million liability as of October 1, 2022, and a $1.0 million liability as of October 2, 2021.
The Company had additional forward currency exchange contracts outstanding as of October 1, 2022, with a notional value of $60.1 million; there were $38.6 million such contracts outstanding as of October 2, 2021. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $0.3 million asset as of October 1, 2022, and a $0.2 million liability as of October 2, 2021.

Plexus Corp.
Notes to Consolidated Financial Statements

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		October 1, 2022	October 2, 2021		October 1, 2022	October 2, 2021
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$715	$76	Other accrued liabilities	$6,747	$1,119

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		October 1, 2022	October 2, 2021		October 1, 2022	October 2, 2021
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$1,555	$133	Other accrued liabilities	$1,249	$356

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives
	October 1, 2022	October 2, 2021	October 3, 2020
Foreign currency forward contracts	$(7,637)	$1,238	$446

Derivative Impact on (Loss) Gain Recognized in Consolidated Statements of Comprehensive Income (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		October 1, 2022	October 2, 2021	October 3, 2020
Foreign currency forward contracts	Cost of sales	$(2,459)	$3,205	$(1,278)
Foreign currency forward contracts	Selling and administrative expenses	$(189)	$265	$(107)

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		October 1, 2022	October 2, 2021	October 3, 2020
Foreign currency forward contracts	Miscellaneous, net	$(1,181)	$98	$(330)
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

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of assets of the Company’s derivatives as of October 1, 2022 and October 2, 2021, by input level:

Fair Value Measurements Using Input Levels Liability (in thousands)
Fiscal year ended October 1, 2022	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$5,726	$—	$5,726

Fiscal year ended October 2, 2021
Derivatives
Foreign currency forward contracts	$—	$1,266	$—	$1,266
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
U.S.	$(64,267)	$(33,409)	$(69,102)
Foreign	222,570	193,820	204,499
	$158,303	$160,411	$135,397
Income tax expense (benefit) for fiscal 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Current:
Federal	$12,506	$9,217	$8,779
State	386	524	23
Foreign	17,968	15,146	12,699
	30,860	24,887	21,501
Deferred:
Federal	(9,931)	(1,153)	(6,498)
State	(315)	1	3
Foreign	(554)	(2,236)	2,912
	(10,800)	(3,388)	(3,583)
	$20,060	$21,499	$17,918

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2022, 2021 and 2020:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
(Decrease) increase resulting from:
Foreign tax rate differences	(23.2)	(20.3)	(24.0)
Withholding tax on dividends	2.2	2.9	1.9
Permanent differences	(0.8)	(0.6)	(2.6)
Excess tax benefits related to share-based compensation	(1.4)	(0.9)	(3.0)
Global intangible low-taxed income ("GILTI")	10.4	6.4	13.8
Audit settlements	3.7	5.0	—
Non-deductible compensation	2.5	3.8	2.2
Valuation allowances	(1.7)	(3.7)	3.6
Tax credits, net	(1.9)	—	—
Other, net	1.9	(0.2)	0.3
Effective income tax rate	12.7%	13.4%	13.2%
The effective tax rate for fiscal 2022 was lower than the effective tax rate for fiscal 2021 primarily due to claiming a U.S. Research & Development tax credit and the geographic distribution of worldwide earnings. The effective tax rate for fiscal 2021 was relatively consistent compared to the effective tax rate for fiscal 2020.
During fiscal 2022, the Company recorded a $2.8 million decrease to its valuation allowance primarily due to a net decrease of the valuation allowance in the EMEA segment driven by the release of the valuation allowance against the net deferred tax assets of a foreign subsidiary. This is partially offset by continuing losses in certain jurisdictions within the AMER segment.
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

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of October 1, 2022 and October 2, 2021, were as follows (in thousands):

	2022	2021
Deferred income tax assets:
Loss/credit carryforwards	$24,575	$28,234
Inventories	21,869	15,231
Accrued employee benefits	17,224	14,488
Accrued liabilities	7,129	6,410
Lease obligation	17,427	18,977
Other	6,536	6,719
Total gross deferred income tax assets	94,760	90,059
Less valuation allowances	(25,562)	(30,321)
Deferred income tax assets	69,198	59,738
Deferred income tax liabilities:
Property, plant and equipment	19,878	19,055
Right-of-use asset	10,538	12,279
Tax on unremitted earnings	6,034	4,654
Acceleration of revenue under Topic 606	—	2,042
Deferred income tax liabilities	36,450	38,030
Net deferred income tax assets/(liabilities)	$32,748	$21,708
During fiscal 2022, the Company’s valuation allowance decreased by $4.8 million, including the impact of foreign exchange movement. This decrease is the result of decreases to the valuation allowances against the net deferred tax assets in the EMEA region of $6.1 million, partially offset by increases to the valuation allowances in the AMER region of $1.2 million.
As of October 1, 2022, the Company had approximately $198.7 million of pre-tax state net operating loss carryforwards that expire between fiscal 2023 and 2043. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $46.5 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2025 and 2034 or are indefinitely carried forward. Certain foreign net operating losses have a full valuation allowance against them.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which the Company expects to continue to comply. During fiscal 2022, 2021 and 2020, the tax holiday resulted in tax reductions, net of the impact of the GILTI provisions of U.S. Tax Reform, of approximately $35.3 million ($1.27 per basic share, $1.24 per diluted share), $34.4 million ($1.20 per basic share, $1.18 per diluted share) and $28.3 million ($0.97 per basic share, $0.95 per diluted share), respectively.
The Company does not provide for taxes that would be payable if certain undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The deferred tax liability that has not been recorded for these earnings was approximately $10.5 million as of October 1, 2022.
The Company has approximately $9.0 million of uncertain tax benefits as of October 1, 2022. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (non-current) in the amount of $8.6 million and an offset to "Deferred income taxes" (non-current asset) in the amount of $0.4 million as the payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the indicated fiscal years (in thousands):

	2022	2021	2020
Balance at beginning of fiscal year	$4,635	$2,096	$2,270
Gross increases for tax positions of prior years	2,421	623	509
Gross increases for tax positions of the current year	2,531	2,161	465
Gross decreases for tax positions of prior years	(589)	(245)	(1,148)
Balance at end of fiscal year	$8,998	$4,635	$2,096
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $8.6 million and $3.9 million for the fiscal years ended October 1, 2022 and October 2, 2021, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.5 million for fiscal 2022 and approximately $0.1 million for fiscal 2021 and 2020. The Company recognized $0.3 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for fiscal 2022, and less than $0.1 million in fiscal 2021 and 2020.
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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2018-2022
Germany	2019-2022
Malaysia	2018-2022
Mexico	2018-2022
Romania	2020-2022
United Kingdom	2019-2022
United States
Federal	2015, 2017-2022
State	2003-2006, 2009-2022

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2022, 2021 and 2020 (in thousands, except per share amounts):

	2022	2021	2020
Net income	$138,243	$138,912	$117,479
Basic weighted average common shares outstanding	27,862	28,575	29,195
Dilutive effect of share-based awards and options outstanding	577	592	721
Diluted weighted average shares outstanding	28,439	29,167	29,916
Earnings per share:
Basic	$4.96	$4.86	$4.02
Diluted	$4.86	$4.76	$3.93
In each year of fiscal 2022, 2021 and 2020, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 38 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) asset and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.
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

The components of lease expense for fiscal years indicated were as follows (in thousands):

	2022	2021	2020
Finance lease expense:
Amortization of right-of-use assets	$6,478	$6,290	$4,380
Interest on lease liabilities	4,927	4,888	4,956
Operating lease expense	11,278	11,034	11,707
Other lease expense	6,185	4,794	3,401
Total	$28,868	$27,006	$24,444
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
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	2022	2021
ASSETS
Finance lease assets	Property, plant and equipment, net	$40,063	$38,657
Operating lease assets	Operating lease right-of-use assets	65,134	72,087
Total lease assets		$105,197	$110,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$5,087	$4,616
Operating lease liabilities	Other accrued liabilities	7,948	9,877
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	39,257	36,919
Operating lease liabilities	Long-term operating lease liabilities	33,628	37,970
Total lease liabilities		$85,920	$89,382

Plexus Corp.
Notes to Consolidated Financial Statements

Other information related to the Company’s leases was as follows:

	2022	2021
Weighted-average remaining lease term (in years)
Finance leases	11.1	11.6
Operating leases	17.6	17.4
Weighted-average discount rate
Finance leases	17.1%	17.4%
Operating leases	2.6%	2.5%

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$4,630	$4,571	$4,539
Operating cash flows used in operating leases	10,278	10,667	10,907
Finance cash flows used in finance leases	6,148	5,734	3,321
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$4,710	$11,897	$7,692
Finance leases	7,851	4,253	2,835
Future minimum lease payments required under finance and operating leases as of October 1, 2022, were as follows (in thousands):

	Operating leases	Finance leases
2023	$9,502	$10,246
2024	7,810	7,531
2025	6,209	6,967
2026	5,594	5,137
2027	4,461	5,216
Thereafter	14,526	84,389
Total minimum lease payments	48,102	119,486
Less: imputed interest	(6,526)	(75,142)
Present value of lease liabilities	$41,576	$44,344
As of October 1, 2022, the Company’s future operating leases that have not yet commenced are immaterial.

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

Plexus Corp.
Notes to Consolidated Financial Statements

officers, other officers and key employees generally vest on the 3 year anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued.
Performance stock units ("PSUs") are payable in shares of the Company's common stock and have a performance period of three years. For PSUs, approximately 50% vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 Index for grants issued in fiscal 2020 and the S&P 400 Index for grants issued in fiscal 2021 and beyond. Both are a market condition. The remaining approximately 50% of PSUs vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, with grants made in fiscal 2021 and beyond being subject to an individual year minimum and maximum absolute economic return. The vesting and payout of awards will range between 0% and 200% of the shares granted based upon metrics during a performance period for PSUs based on economic return and PSUs based on TSR compared to the Russell 3000 Index. For PSUs based on TSR compared to the S&P 400 Index, the vesting and payout of awards will range between 0% and 150% of shares granted. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the Russell 3000 Index or S&P 400 Index during the performance period and if a 2.5% average economic return is achieved over the performance period of three years. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
The Company recognized $23.3 million, $24.8 million and $24.3 million of compensation expense associated with share-based awards in fiscal 2022, 2021 and 2020, respectively.

A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 28, 2019	464	$38.28
Granted	—	—
Canceled	(16)	31.74
Exercised	(325)	39.78
Outstanding as of October 3, 2020	123	$35.12
Granted	—	—
Canceled	—	—
Exercised	(106)	34.12
Outstanding as of October 2, 2021	17	$41.40
Granted	—	—
Canceled	—	—
Exercised	(12)	40.32
Outstanding as of October 1, 2022	5	$44.02	$215

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Exercisable as of:
October 3, 2020	123	$35.12
October 2, 2021	17	$41.40
October 1, 2022	5	$44.02	3.46	$215

Plexus Corp.
Notes to Consolidated Financial Statements

The following table summarizes outstanding stock option and SAR information as of October 1, 2022 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options / SARs Exercisable (in thousands)	Weighted Average Exercise Price
$33.06 - $40.64	1	$37.80	1.26	1	$37.80
$40.65 - $41.01	—	$41.01	1.80	—	$41.01
$41.02 - $44.48	—	$44.48	1.56	—	$44.48
$44.49 - $45.45	4	$45.45	4.08	4	$45.45
$33.06 - $45.45	5	$44.02	3.46	5	$44.02
There were no options or SARs granted for fiscal 2022, 2021 or 2020.
There were no options or SARs vested for fiscal 2022, 2021 or 2020.
For fiscal 2022, 2021 and 2020, the total intrinsic value of options and SARs exercised was $0.6 million, $5.4 million and $10.9 million, respectively.
As of October 1, 2022, all previously granted options and SARS have vested.
A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of September 28, 2019	962	$56.97
Granted	377	75.91
Canceled	(37)	60.95
Vested	(451)	54.85
Units outstanding as of October 3, 2020	851	$66.33
Granted	360	81.15
Canceled	(10)	70.12
Vested	(340)	64.00
Units outstanding as of October 2, 2021	861	$72.38
Granted	328	75.39
Canceled	(35)	76.68
Vested	(356)	58.76
Units outstanding as of October 1, 2022	798	$79.57	$69,889
The Company uses the fair value at the date of grant to value RSUs. As of October 1, 2022, there was $18.0 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.3 years.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended October 1, 2022, the 0.1 million PSUs granted in fiscal 2019 vested at a 145% payout based upon the TSR performance achieved during the performance period and 200% payout based upon economic return performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2022, 2021 and 2020.
As of October 1, 2022, at the target achievement level, there was $6.6 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.8 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2022, 2021 and 2020 totaled $9.3 million, $9.3 million and $9.8 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

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
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2022, 2021 and 2020, the Company made contributions to the participants’ SERP accounts in the amount of $0.8 million, $0.7 million and $0.7 million, respectively.
As of October 1, 2022 and October 2, 2021, the SERP assets held in the trust totaled $10.0 million and $14.1 million, respectively, and the related liability to the participants totaled approximately $10.0 million and $14.1 million, respectively. As of October 1, 2022 and October 2, 2021, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any, such as the $2.0 million, $3.3 million and $6.0 million of restructuring and impairment costs in fiscal 2022, 2021 and 2020, respectively. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Plexus Corp.
Notes to Consolidated Financial Statements

Information about the Company’s three reportable segments for fiscal 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Net sales:
AMER	$1,310,687	$1,317,404	$1,327,849
APAC	2,300,640	1,850,603	1,824,831
EMEA	316,315	312,669	349,102
Elimination of inter-segment sales	(116,274)	(111,811)	(111,388)
	$3,811,368	$3,368,865	$3,390,394

Operating income (loss):
AMER	$44,741	$62,338	$38,126
APAC	267,253	238,800	246,636
EMEA	8,018	(895)	1,492
Corporate and other costs	(141,827)	(123,975)	(132,882)
	$178,185	$176,268	$153,372
Other income (expense):
Interest expense	$(15,858)	$(14,253)	$(16,162)
Interest income	1,305	1,372	1,878
Miscellaneous, net	(5,329)	(2,976)	(3,691)
Income before income taxes	$158,303	$160,411	$135,397

	2022	2021	2020
Depreciation:
AMER	$23,482	$24,325	$24,217
APAC	23,547	19,924	17,912
EMEA	5,861	7,189	6,938
Corporate	8,613	8,390	6,437
	$61,503	$59,828	$55,504

Capital expenditures:
AMER	$20,024	$16,114	$13,361
APAC	73,758	31,774	18,902
EMEA	2,617	2,504	8,577
Corporate	5,213	6,707	9,248
	$101,612	$57,099	$50,088

	October 1, 2022	October 2, 2021
Total assets:
AMER	$1,150,605	$789,385
APAC	1,807,542	1,283,124
EMEA	302,901	275,122
Corporate and eliminations	132,177	114,262
	$3,393,225	$2,461,893

Plexus Corp.
Notes to Consolidated Financial Statements

The following information is provided in accordance with the required segment disclosures for fiscal 2022, 2021 and 2020. Net sales were based on the Company’s location providing the product or service (in thousands):

	2022	2021	2020
Net sales:
United States	$869,144	$914,360	$989,888
Malaysia	1,846,086	1,495,049	1,432,154
China	453,591	355,554	392,677
Mexico	441,543	403,044	337,961
Romania	217,052	202,649	217,295
United Kingdom	91,137	99,365	118,463
Germany	8,126	10,655	13,344
Thailand	963	—	—
Elimination of inter-country sales	(116,274)	(111,811)	(111,388)
	$3,811,368	$3,368,865	$3,390,394

	October 1, 2022	October 2, 2021
Long-lived assets:
United States	$105,272	$106,577
Malaysia	152,317	139,614
Mexico	77,947	75,774
Thailand	56,115	19,394
China	37,608	35,969
Romania	23,894	29,474
United Kingdom	6,842	9,073
Other Foreign	2,899	3,840
Corporate	46,945	47,466
	$509,839	$467,181
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of October 1, 2022 and October 2, 2021 exclude other long-term assets, deferred income tax assets and intangible assets, which totaled $67.3 million and $63.8 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
General Electric Company ("GE")	12.9%	11.2%	11.7%
During fiscal 2022, 2021 and 2020, net sales attributable to GE were reported in all three reportable segments.
GE represented 16.2% and 12.1% of total accounts receivable as of October 1, 2022 and October 2, 2021, respectively. Medtronic, Inc. represented 10.2% and 3.9% of total accounts receivable as of October 1, 2022 and October 2, 2021, respectively.

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2022, 2021 and 2020 (in thousands):

Limited warranty liability, as of September 28, 2019	$6,276
Accruals for warranties issued during the period	2,852
Settlements (in cash or in kind) during the period	(2,742)
Limited warranty liability, as of October 3, 2020	6,386
Accruals for warranties issued during the period	3,277
Settlements (in cash or in kind) during the period	(3,018)
Limited warranty liability, as of October 2, 2021	6,645
Accruals for warranties issued during the period	2,786
Settlements (in cash or in kind) during the period	(2,506)
Limited warranty liability, as of October 1, 2022	$6,925

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

Plexus Corp.
Notes to Consolidated Financial Statements

the 2019 Program. During fiscal 2021, the Company completed the 2021 Program by repurchasing 1,171,246 shares under this program for $100.0 million at an average price of $85.40 per share.
On August 11, 2021, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program. During fiscal 2022 and 2021, the Company completed the 2022 Program by repurchasing 564,718 and 34,381 shares under this program for $46.9 million and $3.1 million at an average price of $83.07 and $90.16 per share, respectively.
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During fiscal 2022, the Company repurchased 38,397 shares under this program for $3.5 million at an average price of $90.63 per share. As of October 1, 2022, $46.5 million of authority remained under the 2023 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

14.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which the Company may elect to sell receivables; at a discount. All facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of October 1, 2022 is $340.0 million. The maximum facility amount under the HSBC RPA as of October 1, 2022 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during fiscal 2022, 2021 and 2020 were not material.

The Company sold $787.5 million, $730.5 million and $834.4 million of trade accounts receivable under these programs, or their predecessors, during fiscal 2022, 2021 and 2020, respectively, in exchange for cash proceeds of $783.1 million, $728.4 million and $831.2 million, respectively. As of October 1, 2022 and October 2, 2021, $222.5 million and $176.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by geographic reportable segment and market sector (in thousands):

	2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$398,743	$1,288,577	$65,398	$1,752,718
Healthcare/Life Sciences	645,881	744,216	175,674	1,565,771
Aerospace/Defense	255,779	165,432	71,668	492,879
External revenue	1,300,403	2,198,225	312,740	3,811,368
Inter-segment sales	10,285	102,415	3,575	116,275
Segment revenue	$1,310,688	$2,300,640	$316,315	$3,927,643

Plexus Corp.
Notes to Consolidated Financial Statements

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
(1) During fiscal 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector. Fiscal 2020 amounts have been reclassified to conform to the current period presentation.
For fiscal 2022 approximately 84% and for fiscal 2021 and 2020 approximately 91% of the Company's revenue was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during fiscal 2022 and 2021 (in thousands):

	2022	2021
Contract assets, beginning of period	$115,283	$113,946
Revenue recognized during the period	3,180,108	3,048,875
Amounts collected or invoiced during the period	(3,156,851)	(3,047,538)
Contract assets, end of period	$138,540	$115,283
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on Consolidated Balance Sheets. As of October 1, 2022 and October 2, 2021 the balance of advance payments from customers that remained in other accrued liabilities was $298.8 million and $101.1 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

Plexus Corp.
Notes to Consolidated Financial Statements

16.    Restructuring and Impairment Charges
During fiscal 2022, the Company recorded $2.0 million of restructuring and impairment charges primarily due to employee severance costs associated with a facility transition in the Company's APAC segment. During fiscal 2021, the Company recorded $3.3 million of restructuring and impairment charges which consisted of severance from the reduction of the Company's workforce, primarily in the AMER and EMEA segments. During fiscal 2020, the Company recorded $6.0 million of restructuring and impairment charges in the Company's AMER segment primarily related to the closure of our Boulder Design Center. These charges are recorded within restructuring and impairment charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Consolidated Balance Sheets.

The Company recognized a tax benefit of $0.2 million, $0.3 million and $0.6 million related to restructuring and impairment charges in fiscal 2022, 2021 and 2020, respectively.

The Company's restructuring accrual activity for fiscal 2022, 2021 and 2020 is included in the table below (in thousands):

	Fixed Asset and Operating Right-of-Use Asset Impairment	Employee Termination and Severance Costs	Total
Accrual balance, as of September 28, 2019	$—	$1,297	$1,297
Restructuring and impairment costs	3,054	2,949	6,003
Amounts utilized	(3,054)	(4,210)	(7,264)
Accrual balance, as of October 3, 2020	$—	$36	$36
Restructuring and impairment costs	—	3,267	3,267
Amounts utilized	—	(3,232)	(3,232)
Accrual balance, as of October 2, 2021	$—	$71	$71
Restructuring and impairment costs	255	1,766	2,021
Amounts utilized	(255)	(1,725)	(1,980)
Accrual balance, as of October 1, 2022	$—	$112	$112

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of October 1, 2022, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of October 1, 2022, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 1, 2022, as stated in its report included herein.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders ("2023 Proxy Statement"), which will be filed within 120 days of the end of the Company's fiscal year.
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
Information about our Executive Officers
The following table sets forth our executive officers, their ages as of November 18, 2022, and the positions held by each person:

Name	Age	Position
Todd P. Kelsey	57	Chief Executive Officer
Steven J. Frisch	56	President and Chief Strategy Officer
Patrick J. Jermain	56	Executive Vice President and Chief Financial Officer
Oliver K. Mihm	50	Executive Vice President and Chief Operating Officer
Angelo M. Ninivaggi	55	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	57	Executive Vice President – Global Operations and Regional President – EMEA
Scott Theune	58	Regional President – AMER
Victor Tan	58	Regional President – APAC
Todd P. Kelsey joined Plexus in 1994 and has served as Chief Executive Officer since 2016; prior thereto, he served as President from 2016 to 2022 and Executive Vice President and Chief Operating Officer since 2013. Previously, Mr. Kelsey served as Executive Vice President – Global Customer Services since 2011 and as Senior Vice President prior thereto.
Steven J. Frisch joined Plexus in 1990 and has served as President and Chief Strategy Officer since 2022. Prior thereto, he served as Executive Vice President and Chief Operating Officer since 2016 and Executive Vice President and Chief Customer Officer since 2014. Previously, Mr. Frisch served as Executive Vice President – Global Customer Services from 2013 to 2014. Mr. Frisch was Regional President – Plexus EMEA from 2010 to 2013. Mr. Frisch also served as Senior Vice President – Global Engineering Solutions from 2007 to 2013.
Patrick J. Jermain joined Plexus in 2010 and has served as Chief Financial Officer since 2014; he was named a Senior Vice President in 2015 and Executive Vice President in 2019. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010.
Oliver Mihm joined Plexus in 2000 and has served as Executive Vice President and Chief Operating Officer since 2022. Prior thereto, he served as Executive Vice President – Global Supply Chain and Operational Solutions, previously serving as Executive Vice President Supply Chain since 2019. From 2015 to 2019, Mr. Mihm served as Regional President – EMEA. Prior to that, Mr. Mihm was Industrial Market Sector Vice President, led our Global Engineering Solutions and held various leadership roles within our Engineering Solutions organization.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006, was named a Senior Vice President in 2011 and Executive Vice President in 2019. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to 2013.
Ronnie Darroch joined Plexus in 2012 and has served as Executive Vice President and Regional President – EMEA since May 2019 and Executive Vice President – Global Operations since 2022. Previously, Mr. Darroch served as Regional President – AMER from 2016 to 2019, Senior Vice President – Global Manufacturing Solutions from 2014 to 2019, was named an Executive Vice President in 2016, Regional President – EMEA from 2013 to 2014 and Vice President of Operations – EMEA prior thereto.

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

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board and Committee Responsibilities – Compensation & Leadership Development Committee," "Director Compensation for Fiscal 2022," "Compensation Discussion & Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2023 Proxy Statement.
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through October 1, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	803,127	$44.02	$979,811
Equity compensation plans not approved by security holders	—	n/a	—
Total	803,127	$44.02	$979,811
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2023 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Milwaukee, Wisconsin, Auditor Firm ID: 238. Incorporated herein by reference to the subheading "Ratify Independent Auditors - Fees and Services" in the 2023 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

		Incorporate by Reference Herein
Exhibit No.	Exhibit	Form	Exhibit	Filing Date
3(i)	Restated Articles of Incorporation of Plexus Corp.	10-Q	3.1	5/14/2004

3(ii)	Amended and Restated Bylaws of Plexus Corp., as amended through November 18, 2020	8-K	3.1	11/19/2020

4.1	Restated Articles of Incorporation of Plexus Corp.	10-Q	3.1	5/14/2004

4.2	Amended and Restated Bylaws of Plexus Corp., as amended through November 18, 2020	8-K	3.1	11/19/2020

4.3	Description of Common Stock	10-K	4.3	10/2/2021

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
		8-K	10.1	5/15/2019

10.1 (b)	Amendment No. 1 to Credit Agreement, dated as of April 29, 2020, among Plexus Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	4/30/2020

10.1 (c)	Amended and Restated Credit Agreement, dated June 9, 2022, by and among Plexus Corp., certain of its subsidiaries from time to time party thereto as borrowers, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	6/13/2022

10.2 (a)	Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Purchasers named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028.	8-K	10.1	6/18/2018

10.2 (b)	First Amendment, dated as of June 25, 2019, to the Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Noteholders named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028.	10-Q	10.1	8/2/2019

10.3 (a)	Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 4, 2016.	8-K	10.1	10/7/2016

10.3 (b)	Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of December 14, 2016.	10-Q	10.2	2/3/2017

10.3 (c)	Amendment No. 3 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of March 28, 2017.	10-Q	10.1	5/5/2017

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
		10-K	10.3(k)	11/20/2020

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate.*.	8-K	10.1	8/19/2016

10.5	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey.*	8-K	10.2	8/19/2016

10.6	Form of Change of Control Agreement with executive officers.*	8-K	10.2	5/21/2008

10.7	Summary of Directors' Compensation (1/22).*	10-Q	10.2	2/4/2022

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan.*	10-K	10.17	12/19/2000

10.8 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company.*	10-K	10.14	12/15/2003

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan.*	10-K	10.10	11/19/2012

10.10 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan.*	10-Q	10.2	5/5/2017

10.10 (b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement.	10-Q	10.1	8/8/2016

	(ii) Form of Restricted Stock Unit Award.	10-Q	10.2	8/8/2016

	(iii) Form of Performance Stock Unit Agreement.	10-Q	10.1	2/5/2021

	(iv) Form of Stock Appreciation Rights Agreement.	10-Q	10.3	8/8/2016

	(v) Form of Restricted Stock Unit Award Agreement for Directors.	10-Q	10.1	2/3/2017

	(vi) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team.	10-K	10.1(b)(vi)	11/17/2017

10.11 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards).	10-Q	10.3	5/5/2017

10.11(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement.	10-Q	10.2	2/4/2010

	(ii) Form of Restricted Stock Unit Award.	10-Q	10.5(b)	5/8/2008

	(iii) Form of Stock Appreciation Rights Agreement.	10-Q	10.5(c)	5/8/2008

21**	List of Subsidiaries.

23**	Consent of PricewaterhouseCoopers LLP.

24**	Powers of Attorney (see signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

**	Filed or furnished herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For fiscal 2022, 2021 and 2020 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2022:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,188	$2,117	$—	$(1,344)	$1,961
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$30,321	$1,338	$—	$(6,097)	$25,562

Fiscal Year 2021:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,597	$1,232	$—	$(3,641)	$1,188
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$34,948	$4,499	$—	$(9,126)	$30,321

Fiscal Year 2020:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,537	$4,051	$—	$(1,991)	$3,597
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$29,170	$5,778	$—	$—	$34,948

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 18, 2022	/s/ Todd P. Kelsey
Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Randy J. Martinez
Todd P. Kelsey, Chief Executive Officer (Principal Executive Officer) and Director	Randy J. Martinez, Director

/s/ Patrick J. Jermain	/s/ Joel Quadracci
Patrick J. Jermain, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Joel Quadracci, Director

/s/ Dean A. Foate	/s/ Karen M. Rapp
Dean A. Foate, Chairman	Karen M. Rapp, Director

/s/ Joann M. Eisenhart	/s/ Paul A. Rooke
Joann M. Eisenhart, Director	Paul A. Rooke, Director

/s/ Rainer Jueckstock	/s/ Michael V. Schrock
Rainer Jueckstock, Director	Michael V. Schrock, Director

/s/ Peter Kelly
Peter Kelly, Director

*Each of the above signatures is affixed as of November 18, 2022.