Form 10-Q
period 2022-12-31
PLEXUS CORP
filed 2023-02-03
CIK 785786

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
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2023, there were 27,702,483 shares of common stock outstanding.

PLEXUS CORP.

December 31, 2022

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 31, 2022	January 1, 2022
Net sales	$1,093,925	$817,456
Cost of sales	992,726	747,460
Gross profit	101,199	69,996
Selling and administrative expenses	43,858	37,502
Restructuring and impairment charges	—	2,021
Operating income	57,341	30,473
Other income (expense):
Interest expense	(6,894)	(3,046)
Interest income	934	271
Miscellaneous, net	(1,944)	(923)
Income before income taxes	49,437	26,775
Income tax expense	7,247	3,352
Net income	$42,190	$23,423
Earnings per share:
Basic	$1.53	$0.84
Diluted	$1.49	$0.82
Weighted average shares outstanding:
Basic	27,639	28,018
Diluted	28,305	28,709
Comprehensive income:
Net income	$42,190	$23,423
Other comprehensive income (loss):
Derivative instrument and other fair value adjustments	8,439	1,272
Foreign currency translation adjustments	13,777	(1,578)
Other comprehensive income (loss)	22,216	(306)
Total comprehensive income	$64,406	$23,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 31, 2022	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$247,880	$274,805
Restricted cash	31	665
Accounts receivable, net of allowances of $2,531 and $1,961, respectively	733,962	737,696
Contract assets	119,016	138,540
Inventories, net	1,645,011	1,602,783
Prepaid expenses and other	68,401	61,633
Total current assets	2,814,301	2,816,122
Property, plant and equipment, net	448,325	444,705
Operating lease right-of-use assets	64,069	65,134
Deferred income taxes	39,337	39,075
Other assets	29,260	28,189
Total non-current assets	580,991	577,103
Total assets	$3,395,292	$3,393,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$329,076	$273,971
Accounts payable	753,755	805,583
Customer deposits	511,037	480,486
Accrued salaries and wages	64,126	88,876
Other accrued liabilities	296,466	357,273
Total current liabilities	1,954,460	2,006,189
Long-term debt and finance lease obligations, net of current portion	187,272	187,776
Long-term accrued income taxes payable	42,019	42,019
Long-term operating lease liabilities	32,149	33,628
Deferred income taxes payable	5,616	6,327
Other liabilities	23,517	21,555
Total non-current liabilities	290,573	291,305
Total liabilities	2,245,033	2,297,494
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,133 and 54,084 shares issued, respectively, and 27,612 and 27,679 shares outstanding, respectively	541	541
Additional paid-in capital	654,059	652,467
Common stock held in treasury, at cost, 26,521 and 26,405 shares, respectively	(1,104,953)	(1,093,483)
Retained earnings	1,614,424	1,572,234
Accumulated other comprehensive loss	(13,812)	(36,028)
Total shareholders’ equity	1,150,259	1,095,731
Total liabilities and shareholders’ equity	$3,395,292	$3,393,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended
	December 31, 2022	January 1, 2022
Common stock - shares outstanding
Beginning of period	27,679	28,047
Exercise of stock options and vesting of other share-based awards	49	60
Treasury shares purchased	(116)	(110)
End of period	27,612	27,997

Total stockholders' equity, beginning of period	$1,095,731	$1,028,232
Common stock - par value
Beginning of period	541	538
Exercise of stock options and vesting of other share-based awards	—	1
End of period	541	539
Additional paid-in capital
Beginning of period	652,467	639,778
Share-based compensation expense	5,683	6,270
Exercise of stock options and vesting of other share-based awards, including tax withholding	(4,091)	(3,394)
End of period	654,059	642,654
Treasury stock
Beginning of period	(1,093,483)	(1,043,091)
Treasury shares purchased	(11,470)	(10,131)
End of period	(1,104,953)	(1,053,222)
Retained earnings
Beginning of period	1,572,234	1,433,991
Net income	42,190	23,423
End of period	1,614,424	1,457,414
Accumulated other comprehensive loss
Beginning of period	(36,028)	(2,984)
Other comprehensive income (loss)	22,216	(306)
End of period	(13,812)	(3,290)
Total stockholders' equity, end of period	$1,150,259	$1,044,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 31, 2022	January 1, 2022
Cash flows from operating activities
Net income	$42,190	$23,423
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,290	15,489
Share-based compensation expense and related charges	5,683	6,357
Other, net	502	602
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	10,506	(70,159)
Contract assets	19,745	9,904
Inventories	(31,409)	(214,416)
Other current and non-current assets	(7,270)	(9,436)
Accrued income taxes payable	(2,655)	1,121
Accounts payable	(52,702)	76,222
Customer deposits	27,170	60,743
Other current and non-current liabilities	(76,844)	11,171
Cash flows used in operating activities	(48,794)	(88,979)
Cash flows from investing activities
Payments for property, plant and equipment	(23,085)	(33,246)
Other, net	1,503	(124)
Cash flows used in investing activities	(21,582)	(33,370)
Cash flows from financing activities
Borrowings under debt agreements	197,000	181,134
Payments on debt and finance lease obligations	(142,001)	(97,565)
Repurchases of common stock	(11,470)	(10,131)
Proceeds from exercise of stock options	—	307
Payments related to tax withholding for share-based compensation	(4,091)	(3,702)
Cash flows provided by financing activities	39,438	70,043
Effect of exchange rate changes on cash and cash equivalents	3,379	184
Net decrease in cash and cash equivalents and restricted cash	(27,559)	(52,122)
Cash and cash equivalents and restricted cash:
Beginning of period	275,470	270,513
End of period	$247,911	$218,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND JANUARY 1, 2022
Unaudited

1.Basis of Presentation

Basis of Presentation:

The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of December 31, 2022 and October 1, 2022, the results of operations and shareholders' equity for the three months ended December 31, 2022 and January 1, 2022, and the cash flows for the same three month periods.

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
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K.
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
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of December 31, 2022 and October 1, 2022 consisted of the following (in thousands):

	December 31, 2022	October 1, 2022
Raw materials	$1,468,942	$1,433,353
Work-in-process	81,822	81,207
Finished goods	94,247	88,223
Total inventories, net	$1,645,011	$1,602,783
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed

Consolidated Balance Sheets as of December 31, 2022 and October 1, 2022 was $483.1 million and $463.2 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt, finance lease and other financing obligations as of December 31, 2022 and October 1, 2022 consisted of the following (in thousands):

	December 31, 2022	October 1, 2022
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under Credit Facility	320,000	263,000
Finance lease and other financing obligations	47,786	50,269
Unamortized deferred financing fees	(1,438)	(1,522)
Total obligations	516,348	461,747
Less: current portion	(329,076)	(273,971)
Long-term debt, finance lease and other financing obligations, net of current portion	$187,272	$187,776
As of December 31, 2022, the Company was in compliance with covenants for all debt agreements.
During the three months ended December 31, 2022, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $394.0 million; the average daily borrowings were $320.9 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $461.5 million and $401.6 million as of December 31, 2022 and October 1, 2022, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $470.0 million and $413.0 million as of December 31, 2022 and October 1, 2022, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $2.4 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $148.7 million as of December 31, 2022, and a notional value of $143.2 million as of October 1, 2022. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $2.4 million asset as of December 31, 2022, and a $6.0 million liability as of October 1, 2022.

The Company had additional forward currency exchange contracts outstanding as of December 31, 2022, with a notional value of $113.5 million; there were $60.1 million such contracts outstanding as of October 1, 2022. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $1.0 million asset as of December 31, 2022, and a $0.3 million asset as of October 1, 2022.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		December 31, 2022	October 1, 2022		December 31, 2022	October 1, 2022
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$2,451	$715	Other accrued liabilities	$44	$6,747

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		December 31, 2022	October 1, 2022		December 31, 2022	October 1, 2022
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$2,487	$1,555	Other accrued liabilities	$1,486	$1,249

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	December 31, 2022	January 1, 2022
Foreign currency forward contracts	$6,150	$470

Derivative Impact on Loss Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Loss Reclassified from Accumulated OCL into Income	Amount of Loss Reclassified from Accumulated OCL into Income
		December 31, 2022	January 1, 2022
Foreign currency forward contracts	Cost of sales	$(2,132)	$(743)
Foreign currency forward contracts	Selling and administrative expenses	$(157)	$(59)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		December 31, 2022	January 1, 2022
Foreign currency forward contracts	Miscellaneous, net	$747	$(43)
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of December 31, 2022 and October 1, 2022, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability) (in thousands)
Fiscal period ended December 31, 2022	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$3,408	$—	$3,408

Fiscal period ended October 1, 2022
Derivatives
Foreign currency forward contracts	$—	$(5,726)	$—	$(5,726)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three months ended December 31, 2022 was $7.2 million compared to $3.4 million for the three months ended January 1, 2022.
The effective tax rates for the three months ended December 31, 2022 and January 1, 2022 were 14.7% and 12.5%, respectively. The effective tax rate for the three months ended December 31, 2022 increased from the effective tax rate for the three months ended January 1, 2022 primarily due to a change in the geographic distribution of pre-tax book income.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $0.9 million for the three months ended December 31, 2022. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended December 31, 2022 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended December 31, 2022, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended December 31, 2022 and January 1, 2022 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2022	January 1, 2022
Net income	$42,190	$23,423
Basic weighted average common shares outstanding	27,639	28,018
Dilutive effect of share-based awards and options outstanding	666	691
Diluted weighted average shares outstanding	28,305	28,709
Earnings per share:
Basic	$1.53	$0.84
Diluted	$1.49	$0.82
For the three months ended December 31, 2022 and January 1, 2022, there were no antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three months ended December 31, 2022 and January 1, 2022 indicated were as follows (in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022
Finance lease expense:
Amortization of right-of-use assets	$1,614	$1,693
Interest on lease liabilities	1,272	1,222
Operating lease expense	2,606	2,857
Other lease expense	1,766	1,404
Total	$7,258	$7,176
Based on the nature of the right-of use ("ROU") asset, amortization of finance lease ROU assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the Condensed Consolidated Statements of Comprehensive Income. Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	December 31, 2022	October 1, 2022
ASSETS
Finance lease assets	Property, plant and equipment, net	$38,025	$40,063
Operating lease assets	Operating lease right-of-use assets	64,069	65,134
Total lease assets		$102,094	$105,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,406	$5,087
Operating lease liabilities	Other accrued liabilities	8,878	7,948
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	38,583	39,257
Operating lease liabilities	Long-term operating lease liabilities	32,149	33,628
Total lease liabilities		$84,016	$85,920

8.    Share-Based Compensation
The Company recognized $5.8 million and $6.3 million of compensation expense associated with share-based awards for the three months ended December 31, 2022 and January 1, 2022, respectively.

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

Information about the Company’s three reportable segments for three months ended December 31, 2022 and January 1, 2022 is as follows (in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022
Net sales:
AMER	$389,662	$277,346
APAC	641,904	491,672
EMEA	89,373	72,863
Elimination of inter-segment sales	(27,014)	(24,425)
	$1,093,925	$817,456

Operating income (loss):
AMER	$17,415	$1,790
APAC	78,406	60,688
EMEA	(639)	956
Corporate and other costs	(37,841)	(32,961)
	57,341	30,473
Other income (expense):
Interest expense	(6,894)	(3,046)
Interest income	934	271
Miscellaneous, net	(1,944)	(923)
Income before income taxes	$49,437	$26,775

	December 31, 2022	October 1, 2022
Total assets:
AMER	$1,171,188	$1,150,605
APAC	1,809,364	1,807,542
EMEA	339,382	302,901
Corporate and eliminations	75,358	132,177
	$3,395,292	$3,393,225

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended December 31, 2022 and January 1, 2022 (in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022
Reserve balance, beginning of period	$6,925	$6,645
Accruals for warranties issued during the period	727	1,258
Settlements (in cash or in kind) during the period	(1,131)	(741)
Reserve balance, end of period	$6,521	$7,162

12.    Shareholders' Equity
On August 11, 2021, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program and was completed in fiscal 2022. During the three months ended January 1, 2022, the Company repurchased 110,440 shares under this program for $10.2 million at an average price of $91.74 per share.
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended December 31, 2022, the Company repurchased 115,723 shares under this program for $11.5 million at an average price of $99.12 per share. As of December 31, 2022, $35.0 million of authority remained under the 2023 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which the Company may elect to sell receivables; at a discount. All facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA is $340.0 million. The maximum facility amount under the HSBC RPA is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, and in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three months ended December 31, 2022 and January 1, 2022 were not material.

The Company sold $185.6 million and $148.0 million of trade accounts receivable under these programs, or their predecessors, during three months ended December 31, 2022 and January 1, 2022, respectively, in exchange for cash proceeds of $183.6 million and $147.5 million, respectively. As of December 31, 2022 and January 1, 2022, $196.8 million and $151.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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

Disaggregated Revenue
The table below includes the Company’s revenue for the three months ended December 31, 2022 and January 1, 2022 indicated disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	December 31, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$103,027	$350,584	$18,471	$472,082
Healthcare/Life Sciences	215,381	223,290	49,196	487,867
Aerospace/Defense	68,022	45,654	20,300	133,976
External revenue	386,430	619,528	87,967	1,093,925
Inter-segment sales	3,232	22,376	1,406	27,014
Segment revenue	$389,662	$641,904	$89,373	$1,120,939

	Three Months Ended
	January 1, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$83,245	$265,275	$15,307	$363,827
Healthcare/Life Sciences	135,962	169,237	39,266	344,465
Aerospace/Defense	55,750	35,743	17,671	109,164
External revenue	274,957	470,255	72,244	817,456
Inter-segment sales	2,389	21,417	619	24,425
Segment revenue	$277,346	$491,672	$72,863	$841,881

For each of the three months ended December 31, 2022 and January 1, 2022, approximately 81% and 87% of the Company's revenue, respectively, was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the three months ended December 31, 2022 and January 1, 2022 (in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022
Contract assets, beginning of period	$138,540	$115,283
Revenue recognized during the period	884,099	709,723
Amounts collected or invoiced during the period	(903,623)	(719,556)
Contract assets, end of period	$119,016	$105,450
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on Condensed

Consolidated Balance Sheets. As of December 31, 2022 and October 1, 2022 the balance of advance payments from customers was $247.1 million and $298.8 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
Restructuring and impairment charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

During the first quarter of fiscal 2023, the Company did not incur any restructuring and impairment charges. During the first quarter of fiscal 2022, the Company recorded $2.0 million of restructuring and impairment charges primarily due to employee severance costs associated with a facility transition in the Company's APAC segment.

The Company recognized a tax benefit of $0.2 million related to restructuring and impairment charges for the three months ended January 1, 2022.

The Company's restructuring accrual activity for the three months ended January 1, 2022 is included in the tables below (in thousands):

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2022 Form 10-K.

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

The following information should be read in conjunction with our condensed consolidated financial statements included herein and "Risk Factors" included in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, and our "Safe Harbor" Cautionary Statement included above.

Market Pressures Update
We have experienced an inability to procure certain components on a timely basis due to global supply chain constraints. These constraints have impacted our ability to meet customer demand and may inhibit our ability to capture the demand from our customers. The extended lead-times have required us to make additional investments in inventory to satisfy customer demand, which we expect to persist.

Over the past few quarters, the global supply chain constraints have led to inflation in some of the components we acquire, as well as labor and operating costs. We expect the increase in costs, including labor-related issues which have become more pronounced, to continue in the near future. We have been, and expect to continue to be, subject to such inflationary and general labor cost increases. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the pricing recoveries received may be dilutive to our operating margin. The inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results, cash flows and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer end-market demand.

Customers within certain segments are working to better understand the impact of the Department of Commerce’s export controls restricting the People’s Republic of China’s access to advanced semiconductors, supercomputers, and semiconductor manufacturing equipment. We could continue to see demand volatility as they adjust their forecasts as a result of these restrictions.

Changes in tax laws or tax rates in the jurisdictions where we operate, including the potential passage of tax regulation changes such as the establishment of a global minimum tax could result in adverse tax consequences. During the first quarter of fiscal 2023, certain jurisdictions consented to implement a global minimum tax. We will continue to monitor these developments as each jurisdiction incorporates such changes into tax laws.

We believe our balance sheet is positioned to support the potential future challenges presented by the macro-economic pressures we are facing. As of the first quarter of fiscal 2023, cash and cash equivalents and restricted cash were $248 million, while debt, finance lease obligations and other financing were $516 million. Borrowings under our Credit Facility as of December 31, 2022 were $320 million, leaving $180 million of our revolving commitment of $500 million available for use as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with the bank. Interest expense could increase above current levels due to increased borrowing under our Credit Facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 3, "Debt, Finance Lease and Other Financing Obligations," in Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 31, 2022	January 1, 2022
Net sales	$1,093.9	$817.5
Cost of sales	992.7	747.5
Gross profit	101.2	70.0
Gross margin	9.3%	8.6%
Operating income	57.3	30.5
Operating margin	5.2%	3.7%
Other expense	7.9	3.7
Income tax expense	7.2	3.4
Net income	42.2	23.4
Diluted earnings per share	$1.49	$0.82
Return on invested capital*	13.8%	10.0%
Economic return*	4.8%	0.7%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended December 31, 2022, net sales increased $276.4 million, or 33.8%, as compared to the three months ended January 1, 2022.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Net sales:
AMER	$389.7	$277.3
APAC	641.9	491.7
EMEA	89.4	72.9
Elimination of inter-segment sales	(27.1)	(24.4)
Total net sales	$1,093.9	$817.5
AMER. Net sales for the three months ended December 31, 2022 in the AMER segment increased $112.4 million, or 40.5%, as compared to the three months ended January 1, 2022. The increase in net sales was driven by a $68.2 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints that had previously created limitations with meeting available customer demand. The increase was also driven by higher pricing associated with inflated component prices and an $11.0 million increase in production ramps for new customers.
APAC. Net sales for the three months ended December 31, 2022 in the APAC segment increased $150.2 million, or 30.5%, as compared to the three months ended January 1, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints that had previously created limitations with meeting available customer demand. The increase was also driven by higher pricing associated with inflated component prices and a $5.0 million increase in production ramps of new products for existing customers.

EMEA. Net sales for the three months ended December 31, 2022 in the EMEA segment increased $16.5 million, or 22.6%, as compared to the three months ended January 1, 2022. The increase in net sales was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices.
Our net sales by market sector were as follows (in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Net sales:
Industrial	$472.1	$363.8
Healthcare/Life Sciences	487.9	344.5
Aerospace/Defense	133.9	109.2
Total net sales	$1,093.9	$817.5
Industrial. Net sales for the three months ended December 31, 2022 in the Industrial sector increased $108.3 million, or 29.8%, as compared to the three months ended January 1, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints that had previously created limitations with meeting available customer demand. The increase was also driven by higher pricing associated with inflated component prices, a $7.7 million increase in production ramps for new customers and a $7.6 million increase due to production ramps of new products for existing customers.
Healthcare/Life Sciences. Net sales for the three months ended December 31, 2022 in the Healthcare/Life Sciences sector increased $143.4 million, or 41.6%, as compared to the three months ended January 1, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints that had previously created limitations with meeting available customer demand. The increase was also driven by higher pricing associated with inflated component prices and a $58.5 million increase due to production ramps of new products for existing customers.
Aerospace/Defense. Net sales for the three months ended December 31, 2022 in the Aerospace/Defense sector increased $24.7 million, or 22.6%, as compared to the three months ended January 1, 2022. The increase was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $7.8 million increase due to production ramps of new products for existing customers and a $7.6 million increase in production ramps for a new customer.
Cost of sales. Cost of sales for the three months ended December 31, 2022 increased $245.2 million, or 32.8%, as compared to the three months ended January 1, 2022. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three months ended December 31, 2022 and January 1, 2022, approximately 89% to 91% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% to 88% of these costs were related to material and component costs.
As compared to the three months ended January 1, 2022, the increase in cost of sales for the three months ended December 31, 2022 was primarily driven by the increase in net sales, inflated component costs and an increase in fixed costs, partially offset by improvements in operational efficiencies.
Gross profit. Gross profit for the three months ended December 31, 2022 increased $31.2 million, or 44.6%, as compared to the three months ended January 1, 2022. Gross margin of 9.3% for the three months ended December 31, 2022 increased 70 basis points compared to the three months ended January 1, 2022. The primary driver of the increase in gross profit and gross margin was the increase in net sales and improvements in operational efficiencies, partially offset by inflated component costs and increased fixed costs.
Operating income. Operating income for the three months ended December 31, 2022 increased $26.8 million, or 87.9%, as compared to the three months ended January 1, 2022. Operating margin of 5.2% for the three months ended December 31, 2022 increased 150 basis points compared to the three months ended January 1, 2022. The primary driver of the increase in operating income and operating margin was the result of the increase in gross profit and gross margin along with a $2.0 million decrease in restructuring and impairment charges, partially offset by a $6.4 million increase in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs.

A discussion of operating income by reportable segment presented below (in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Operating income (loss):
AMER	$17.4	$1.8
APAC	78.4	60.7
EMEA	(0.6)	1.0
Corporate and other costs	(37.9)	(33.0)
Total operating income	$57.3	$30.5
AMER. Operating income increased $15.6 million for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022, primarily as a result of an increase in net sales and improvements in operational efficiencies, partially offset by inflated component costs and increased fixed costs.
APAC. Operating income increased $17.7 million for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022, primarily as a result of an increase in net sales and improvements in operational efficiencies, partially offset by inflated component costs, increased fixed costs and an increase in S&A.
EMEA. Operating income decreased $1.6 million for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022 primarily as a result of inflated component costs and a negative shift in customer mix, partially offset by an increase in net sales.
Other expense. Other expense for the three months ended December 31, 2022 increased $4.2 million as compared to the three months ended January 1, 2022. The increase in other expense for the three months ended December 31, 2022 was primarily due to the increase in interest expense of $3.8 million and factoring fees of $1.5 million.
Income taxes. Income tax expense for the three months ended December 31, 2022 was $7.2 million compared to $3.4 million for the three months ended January 1, 2022. The increase is primarily due to an increase in pre-tax book income and change in the geographic distribution of pre-tax book income.
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
Net Income. Net income for the three months ended December 31, 2022 increased $18.8 million, or 80.3%, from the three months ended January 1, 2022 to $42.2 million. Net income increased primarily as a result of operating income, partially offset by an increase in tax expense and other expense, as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $1.49 for the three months ended December 31, 2022 from $0.82 for the three months ended January 1, 2022, primarily as a result of increased net income due to the factors previously discussed as well as a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
We review our internal calculation of WACC annually. Our WACC is 9.0% for fiscal 2023 as compared to 9.3% for fiscal 2022. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the three months ended December 31, 2022, ROIC of 13.8% reflects an economic return of 4.8%, based on our weighted average cost of capital of 9.0%. For the three months ended January 1, 2022, ROIC of 10.0% reflects an economic return of 0.7%, based on our weighted average cost of capital of 9.3% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Adjusted operating income (tax-effected)	$192.7	$113.1
Average invested capital	1,392.0	1,135.3
After-tax ROIC	13.8%	10.0%
WACC	9.0%	9.3%
Economic return	4.8%	0.7%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $247.9 million as of December 31, 2022, as compared to $275.5 million as of October 1, 2022.
As of December 31, 2022, 87% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $47.7 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight-year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining four years (in millions):

Remaining 2023	$5.7
2024	10.6
2025	14.1
2026	17.3
Total	$47.7
Cash Flows. The following table provides a summary of cash flows (in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Cash used in operating activities	$(48.8)	$(89.0)
Cash used in investing activities	(21.6)	(33.4)
Cash provided by financing activities	39.4	70.0

Operating Activities. Cash flows used in operating activities were $48.8 million for the three months ended December 31, 2022, as compared to cash flows used in operating activities of $89.0 million for the three months ended January 1, 2022. The change was primarily due to cash flow improvements (reductions) of:

•$18.8 million increase in net income.
•$183.0 million in inventory cash flows driven by inventory levels increasing at a slower rate in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. In the first quarter of fiscal 2023, inventory levels have primarily increased to support the ramp of customer programs, as well as supply chain constraints have led to inflation in some of the components we acquire, increasing inventory.
•$80.7 million in accounts receivable cash flows driven by timing of shipments, mix of customer payment terms and increased factoring of receivables.
•$9.8 million in contract assets cash flows driven by increases in advance payments received from customers who recognize revenue over time.
•$(128.9) million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$(88.0) million in other current and non-current liabilities cash flows driven by a release of advance payments to customers as we sold products that contained inflated component prices.
•$(33.6) million in customer deposit cash flows driven by deposits increasing at a slower rate in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022, consistent with inventory cash flows. Deposit increases in both periods were primarily to cover certain inventory balances.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	December 31, 2022	January 1, 2022
Days in accounts receivable	61	66
Days in contract assets	10	12
Days in inventory	151	145
Days in accounts payable	(69)	(87)
Days in cash deposits	(47)	(33)
Annualized cash cycle	106	103
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
As of December 31, 2022, annualized cash cycle days increased three days compared to January 1, 2022 due to the following:
Days in accounts receivable for the three months ended December 31, 2022 decreased five days compared to the three months ended January 1, 2022. The decrease is primarily attributable to an increase in factored receivables.
Days in contract assets for the three months ended December 31, 2022 decreased two days compared to the three months ended January 1, 2022. The decrease is primarily attributable to increased net sales and an increase in advance payments received from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended December 31, 2022 increased six days compared to the three months ended January 1, 2022. The increase is primarily attributable to increased inventory levels to support the ramp of customer programs. Inventory levels also increased due to customer demand volatility as well as supply chain constraints which have led to inflation in some of the components we acquire.
Days in accounts payable for the three months ended December 31, 2022 decreased eighteen days compared to the three months ended January 1, 2022. The decrease is primarily attributable to timing of materials procurement and payments to suppliers as well as increased net sales.

Days in cash deposits for the three months ended December 31, 2022 increased fourteen days compared to the three months ended January 1, 2022. The increase was primarily attributable to significant deposits received from customers to cover certain increasing inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow used in operations less capital expenditures. FCF was $(71.9) million for the three months ended December 31, 2022 compared to $(122.2) million for the three months ended January 1, 2022, an improvement of $50.3 million. The improvement in FCF was primarily due to less of a working capital investment in inventory to support our customers in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022.
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
A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP as follows (in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Cash flows used in operating activities	$(48.8)	$(89.0)
Payments for property, plant and equipment	(23.1)	(33.2)
Free cash flow	$(71.9)	$(122.2)
Investing Activities. Cash flows used in investing activities were $21.6 million for the three months ended December 31, 2022 compared to $33.4 million for the three months ended January 1, 2022. The decrease in cash used in investing activities was due to a $10.2 million decrease in capital expenditures, as the manufacturing footprint expansion in Bangkok, Thailand has been substantially completed.
We estimate capital expenditures for fiscal 2023 will be approximately $110.0 million to $130.0 million to support new program ramps and replace older equipment. This estimate does not contemplate any site expansions.
Financing Activities. Cash flows provided by financing activities were $39.4 million for the three months ended December 31, 2022 compared to cash flows provided by financing activities of $70.0 million for the three months ended January 1, 2022. The decrease was primarily attributable to lower borrowings on the credit facility in the first quarter of fiscal 2023 of $57.0 million as compared to the first quarter of fiscal 2022 of $85.0 million.
On August 11, 2021, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program and was completed in fiscal 2022. During the three months ended January 1, 2022, we repurchased 110,440 shares under this program for $10.2 million at an average price of $91.74 per share.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended December 31, 2022, we repurchased 115,723 shares under this program for $11.5 million at an average price of $99.12 per share. As of December 31, 2022, $35.0 million of authority remained under the 2023 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of December 31, 2022 was $340.0 million. The maximum facility amount under the HSBC RPA as of December 31, 2022 was $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.

We sold $185.6 million and $148.0 million of trade accounts receivable under these programs, or their predecessors, during the three months ended December 31, 2022 and January 1, 2022, respectively, in exchange for cash proceeds of $183.6 million and $147.5 million, respectively. As of December 31, 2022 and January 1, 2022, $196.8 million and $151.0 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, our leasing capabilities and potential borrowings under our 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility"), including our ability to expand our revolving commitment, should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macro-economic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the first quarter of fiscal 2023, cash and cash equivalents and restricted cash were $247.9 million, while debt, finance lease obligations and other financing were $516.3 million. If our future financing needs increase, including to support additional capital expenditures or investments in the growth of our business, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2022 Annual Report on Form 10-K. During the first quarter of fiscal 2023, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Basis of Presentation," in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from changes in foreign exchange and interest rates from those disclosed in our 2022 Annual Report on Form 10-K.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Net Sales	7%	10%
Total Costs	15%	18%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of December 31, 2022, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of December 31, 2022, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of December 31, 2022, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of December 31, 2022, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2023, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION

ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 that have had no material changes.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the specified information about the repurchases of shares by us during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 2, 2022 - October 29, 2022	47,769	$91.16	47,769	$42,165,377
October 30, 2022 - November 26, 2022	30,306	102.60	30,306	39,055,994
November 27, 2022 - December 31, 2022	37,648	106.41	37,648	35,049,821
	115,723	$99.12	115,723
(1) On August 18, 2022, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2023 Program as of December 31, 2022.

ITEM 6.    EXHIBITS
The list of exhibits is included below.

Exhibit No.	Exhibit
10.1	Form of Performance Stock Unit Agreement (Economic Return)
10.2	Form of Performance Stock Unit Agreement (Total Shareholder Return)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal first quarter ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	February 3, 2023	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	February 3, 2023	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer