Form 10-Q
period 2023-04-01
PLEXUS CORP
filed 2023-04-26
CIK 785786

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
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2023, there were 27,646,537 shares of common stock outstanding.

PLEXUS CORP.

April 1, 2023

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales	$1,070,823	$888,723	$2,164,748	$1,706,179
Cost of sales	967,830	812,213	1,960,556	1,559,673
Gross profit	102,993	76,510	204,192	146,506
Selling and administrative expenses	46,051	40,673	89,909	78,175
Restructuring and impairment charges	—	—	—	2,021
Operating income	56,942	35,837	114,283	66,310
Other income (expense):
Interest expense	(8,287)	(3,345)	(15,181)	(6,391)
Interest income	759	262	1,693	533
Miscellaneous, net	(1,612)	(1,446)	(3,556)	(2,369)
Income before income taxes	47,802	31,308	97,239	58,083
Income tax expense	6,958	4,439	14,205	7,791
Net income	$40,844	$26,869	$83,034	$50,292
Earnings per share:
Basic	$1.48	$0.96	$3.00	$1.80
Diluted	$1.45	$0.95	$2.94	$1.76
Weighted average shares outstanding:
Basic	27,661	27,987	27,650	28,002
Diluted	28,184	28,427	28,273	28,566
Comprehensive income:
Net income	$40,844	$26,869	$83,034	$50,292
Other comprehensive income (loss):
Derivative instrument and other fair value adjustments	2,924	436	11,363	1,708
Foreign currency translation adjustments	3,152	(4,328)	16,929	(5,906)
Other comprehensive income (loss)	6,076	(3,892)	28,292	(4,198)
Total comprehensive income	$46,920	$22,977	$111,326	$46,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 1, 2023	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$269,664	$274,805
Restricted cash	700	665
Accounts receivable, net of allowances of $2,284 and $1,961, respectively	661,445	737,696
Contract assets	133,029	138,540
Inventories, net	1,649,719	1,602,783
Prepaid expenses and other	65,717	61,633
Total current assets	2,780,274	2,816,122
Property, plant and equipment, net	469,387	444,705
Operating lease right-of-use assets	62,795	65,134
Deferred income taxes	39,405	39,075
Other assets	30,159	28,189
Total non-current assets	601,746	577,103
Total assets	$3,382,020	$3,393,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$294,011	$273,971
Accounts payable	729,225	805,583
Customer deposits	531,683	480,486
Accrued salaries and wages	76,702	88,876
Other accrued liabilities	286,241	357,273
Total current liabilities	1,917,862	2,006,189
Long-term debt and finance lease obligations, net of current portion	188,730	187,776
Accrued income taxes payable	31,382	42,019
Long-term operating lease liabilities	31,257	33,628
Deferred income taxes	4,901	6,327
Other liabilities	25,506	21,555
Total non-current liabilities	281,776	291,305
Total liabilities	2,199,638	2,297,494
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,293 and 54,084 shares issued, respectively, and 27,647 and 27,679 shares outstanding, respectively	543	541
Additional paid-in capital	651,667	652,467
Common stock held in treasury, at cost, 26,646 and 26,405 shares, respectively	(1,117,360)	(1,093,483)
Retained earnings	1,655,268	1,572,234
Accumulated other comprehensive loss	(7,736)	(36,028)
Total shareholders’ equity	1,182,382	1,095,731
Total liabilities and shareholders’ equity	$3,382,020	$3,393,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Common stock - shares outstanding
Beginning of period	27,612	27,997	27,679	28,047
Exercise of stock options and vesting of other share-based awards	160	168	209	228
Treasury shares purchased	(125)	(306)	(241)	(416)
End of period	27,647	27,859	27,647	27,859

Total stockholders' equity, beginning of period	$1,150,259	$1,044,095	$1,095,731	$1,028,232
Common stock - par value
Beginning of period	541	539	541	538
Exercise of stock options and vesting of other share-based awards	2	2	2	3
End of period	543	541	543	541
Additional paid-in capital
Beginning of period	654,059	642,654	652,467	639,778
Share-based compensation expense	5,799	5,908	11,482	12,178
Exercise of stock options and vesting of other share-based awards, including tax withholding	(8,191)	(7,387)	(12,282)	(10,781)
End of period	651,667	641,175	651,667	641,175
Treasury stock
Beginning of period	(1,104,953)	(1,053,222)	(1,093,483)	(1,043,091)
Treasury shares purchased	(12,407)	(25,004)	(23,877)	(35,135)
End of period	(1,117,360)	(1,078,226)	(1,117,360)	(1,078,226)
Retained earnings
Beginning of period	1,614,424	1,457,414	1,572,234	1,433,991
Net income	40,844	26,869	83,034	50,292
End of period	1,655,268	1,484,283	1,655,268	1,484,283
Accumulated other comprehensive loss
Beginning of period	(13,812)	(3,290)	(36,028)	(2,984)
Other comprehensive income (loss)	6,076	(3,892)	28,292	(4,198)
End of period	(7,736)	(7,182)	(7,736)	(7,182)
Total stockholders' equity, end of period	$1,182,382	$1,040,591	$1,182,382	$1,040,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net income	$83,034	$50,292
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33,434	30,936
Share-based compensation expense and related charges	11,482	12,437
Other, net	460	933
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	84,392	(54,099)
Contract assets	5,988	(335)
Inventories	(33,910)	(405,648)
Other current and non-current assets	(3,007)	(10,591)
Accrued income taxes payable	(8,064)	(6,836)
Accounts payable	(86,054)	138,343
Customer deposits	47,033	160,218
Other current and non-current liabilities	(77,632)	79,697
Cash flows provided by (used in) operating activities	57,156	(4,653)
Cash flows from investing activities
Payments for property, plant and equipment	(49,491)	(64,181)
Other, net	1,876	(77)
Cash flows used in investing activities	(47,615)	(64,258)
Cash flows from financing activities
Borrowings under debt agreements	354,000	377,000
Payments on debt and finance lease obligations	(336,267)	(223,282)
Repurchases of common stock	(23,877)	(35,135)
Proceeds from exercise of stock options	—	307
Payments related to tax withholding for share-based compensation	(12,280)	(11,089)
Cash flows (used in) provided by financing activities	(18,424)	107,801
Effect of exchange rate changes on cash and cash equivalents	3,777	(527)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,106)	38,363
Cash and cash equivalents and restricted cash:
Beginning of period	275,470	270,513
End of period	$270,364	$308,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 1, 2023 AND APRIL 2, 2022
Unaudited

1.Basis of Presentation

Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 1, 2023 and October 1, 2022, the results of operations and shareholders' equity for the three and six months ended April 1, 2023 and April 2, 2022, and the cash flows for the same six month periods.

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
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and notes thereto. The Company has considered information available as of the date of issuance of these financial statements and, other than the information disclosed in Note 16, "Subsequent Event", is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
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

2.    Inventories
Inventories as of April 1, 2023 and October 1, 2022 consisted of the following (in thousands):

	April 1, 2023	October 1, 2022
Raw materials	$1,477,553	$1,433,353
Work-in-process	82,070	81,207
Finished goods	90,096	88,223
Total inventories, net	$1,649,719	$1,602,783
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 1, 2023 and October 1, 2022 were $516.7 million and $463.2 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt, finance lease and other financing obligations as of April 1, 2023 and October 1, 2022 consisted of the following (in thousands):

	April 1, 2023	October 1, 2022
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under Credit Facility	284,000	263,000
Finance lease and other financing obligations	50,093	50,269
Unamortized deferred financing fees	(1,352)	(1,522)
Total obligations	482,741	461,747
Less: current portion	(294,011)	(273,971)
Long-term debt, finance lease and other financing obligations, net of current portion	$188,730	$187,776
As of April 1, 2023, the Company was in compliance with covenants for all debt agreements.
During the six months ended April 1, 2023, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $412.0 million; the average daily balance was $344.5 million. During the six months ended April 2, 2022, the highest daily borrowing was $294.0 million; the average daily balance was $168.7 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $428.3 million and $401.6 million as of April 1, 2023 and October 1, 2022, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $434.0 million and $413.0 million as of April 1, 2023 and October 1, 2022, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $5.3 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $192.9 million as of April 1, 2023, and a notional value of $143.2 million as of October 1, 2022. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $5.3 million asset as of April 1, 2023, and a $6.0 million liability as of October 1, 2022.
The Company had additional forward currency exchange contracts outstanding as of April 1, 2023, with a notional value of $126.2 million; there were $60.1 million of such contracts outstanding as of October 1, 2022. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The

total fair value of these derivatives was a $0.5 million liability as of April 1, 2023, and a $0.3 million asset as of October 1, 2022.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 1, 2023	October 1, 2022		April 1, 2023	October 1, 2022
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$5,454	$715	Other accrued liabilities	$123	$6,747

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 1, 2023	October 1, 2022		April 1, 2023	October 1, 2022
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$907	$1,555	Other accrued liabilities	$1,382	$1,249

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	April 1, 2023	April 2, 2022
Foreign currency forward contracts	$3,574	$317

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		April 1, 2023	April 2, 2022
Foreign currency forward contracts	Cost of sales	$516	$(109)
Foreign currency forward contracts	Selling and administrative expenses	134	(10)

Derivatives not designated as hedging instruments	Location of Loss Recognized on Derivatives in Income	Amount of Loss on Derivatives Recognized in Income
		April 1, 2023	April 2, 2022
Foreign currency forward contracts	Miscellaneous, net	$(684)	$(782)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	April 1, 2023	April 2, 2022
Foreign currency forward contracts	$9,724	$787

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Classification of Loss Reclassified from Accumulated OCL into Income	Amount of Loss Reclassified from Accumulated OCL into Income
		April 1, 2023	April 2, 2022
Foreign currency forward contracts	Cost of sales	$(1,616)	$(852)
Foreign currency forward contracts	Selling and administrative expenses	(23)	(69)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		April 1, 2023	April 2, 2022
Foreign currency forward contracts	Miscellaneous, net	$63	$(825)
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of April 1, 2023 and October 1, 2022, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability) (in thousands)
Fiscal period ended April 1, 2023	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$4,856	$—	$4,856

Fiscal period ended October 1, 2022
Derivatives
Foreign currency forward contracts	$—	$(5,726)	$—	$(5,726)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and six months ended April 1, 2023 was $7.0 million and $14.2 million, respectively, compared to $4.4 million and $7.8 million for the three and six months ended April 2, 2022, respectively.
The effective tax rate for the three and six months ended April 1, 2023 was 14.6% compared to the effective tax rates of 14.2% and 13.4% for the three and six months ended April 2, 2022, respectively. The increases in effective tax rates for the three and six months ended April 1, 2023 compared to the three and six months ended April 2, 2022 were primarily due to a change in the geographic distribution of pre-tax book income.

The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $0.9 million for the three months ended April 1, 2023. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended April 1, 2023 was $0.2 million and $0.3 million, respectively.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. The Company is under audit in a foreign jurisdiction but any settlement is not expected to have a material impact.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended April 1, 2023, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 1, 2023 and April 2, 2022 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income	$40,844	$26,869	$83,034	$50,292
Basic weighted average common shares outstanding	27,661	27,987	27,650	28,002
Dilutive effect of share-based awards and options outstanding	523	440	623	564
Diluted weighted average shares outstanding	28,184	28,427	28,273	28,566
Earnings per share:
Basic	$1.48	$0.96	$3.00	$1.80
Diluted	$1.45	$0.95	$2.94	$1.76
For the three and six months ended April 1, 2023 and April 2, 2022, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and six months ended April 1, 2023 and April 2, 2022 indicated were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Finance lease expense:
Amortization of right-of-use assets	$1,952	$1,667	$3,566	$3,360
Interest on lease liabilities	1,260	1,229	2,532	2,451
Operating lease expense	2,736	2,838	5,342	5,695
Other lease expense	1,830	1,443	3,596	2,847
Total	$7,778	$7,177	$15,036	$14,353

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
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	April 1, 2023	October 1, 2022
ASSETS
Finance lease assets	Property, plant and equipment, net	$40,869	$40,063
Operating lease assets	Operating lease right-of-use assets	62,795	65,134
Total lease assets		$103,664	$105,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$6,645	$5,087
Operating lease liabilities	Other accrued liabilities	8,358	7,948
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	40,013	39,257
Operating lease liabilities	Long-term operating lease liabilities	31,257	33,628
Total lease liabilities		$86,273	$85,920

8.    Share-Based Compensation
The Company recognized $5.9 million and $11.7 million of compensation expense associated with share-based awards for the three and six months ended April 1, 2023, respectively, and $6.1 million and $12.4 million for the three and six months ended April 2, 2022, respectively.

9.    Litigation
The Company is party to lawsuits in the ordinary course of business. We record provisions in the consolidated financial statements for pending legal matters when we determine that an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. For matters we have not provided for that are reasonably possible to result in an unfavorable outcome, management is unable to estimate the possible loss or range of loss or such amounts have been determined to be immaterial. Currently, management does not believe that any such proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial fines, civil or criminal penalties, and other expenditures.

10.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income. A segment’s operating income includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Information about the Company’s three reportable segments for the three and six months ended April 1, 2023 and April 2, 2022 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
AMER	$407,806	$311,205	$797,468	$588,551
APAC	587,270	533,885	1,229,174	1,025,557
EMEA	101,794	73,702	191,167	146,565
Elimination of inter-segment sales	(26,047)	(30,069)	(53,061)	(54,494)
	$1,070,823	$888,723	$2,164,748	$1,706,179

Operating income:
AMER	$25,767	$7,769	$43,182	$9,559
APAC	69,728	60,860	148,134	121,548
EMEA	1,879	490	1,240	1,446
Corporate and other costs	(40,432)	(33,282)	(78,273)	(66,243)
	56,942	35,837	114,283	66,310
Other income (expense):
Interest expense	(8,287)	(3,345)	(15,181)	(6,391)
Interest income	759	262	1,693	533
Miscellaneous, net	(1,612)	(1,446)	(3,556)	(2,369)
Income before income taxes	$47,802	$31,308	$97,239	$58,083

	April 1, 2023	October 1, 2022
Total assets:
AMER	$1,161,745	$1,150,605
APAC	1,770,318	1,807,542
EMEA	371,313	302,901
Corporate and eliminations	78,644	132,177
	$3,382,020	$3,393,225

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended April 1, 2023 and April 2, 2022 (in thousands):

	Six Months Ended
	April 1, 2023	April 2, 2022
Reserve balance, beginning of period	$6,925	$6,645
Accruals for warranties issued during the period	1,254	1,885
Settlements (in cash or in kind) during the period	(2,243)	(1,193)
Reserve balance, end of period	$5,936	$7,337

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
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended April 1, 2023, the Company repurchased 125,639 shares under this program for $12.4 million at an average price of $98.75 per share. During the six months ended April 1, 2023, the Company repurchased 241,362 shares under this program for $23.9 million at an average price of $98.93 per share. As of April 1, 2023, $22.6 million of the 2023 Program remained available to repurchase shares.
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

Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, and in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and six months ended April 1, 2023 and April 2, 2022 were not material.

The Company sold $225.7 million and $202.2 million of trade accounts receivable under these programs, or their predecessors, during three months ended April 1, 2023 and April 2, 2022, respectively, in exchange for cash proceeds of $222.9 million and $201.5 million, respectively.

The Company sold $411.3 million and $350.2 million of trade accounts receivable under these programs, or their predecessors, during the six months ended April 1, 2023 and April 2, 2022, respectively, in exchange for cash proceeds of $406.5 million and $349.0 million, respectively.

As of April 1, 2023 and October 1, 2022, $233.4 million and $222.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and six months ended April 1, 2023 and April 2, 2022 indicated disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	April 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$98,686	$312,840	$27,755	$439,281
Healthcare/Life Sciences	228,245	206,442	52,683	487,370
Aerospace/Defense	76,731	47,445	19,996	144,172
External revenue	403,662	566,727	100,434	1,070,823
Inter-segment sales	4,144	20,543	1,360	26,047
Segment revenue	$407,806	$587,270	$101,794	$1,096,870

	Three Months Ended
	April 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$98,267	$302,326	$14,061	$414,654
Healthcare/Life Sciences	143,855	165,099	44,294	353,248
Aerospace/Defense	67,213	38,923	14,685	120,821
External revenue	309,335	506,348	73,040	888,723
Inter-segment sales	1,870	27,537	662	30,069
Segment revenue	$311,205	$533,885	$73,702	$918,792

	Six Months Ended
	April 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$201,713	$663,424	$46,226	$911,363
Healthcare/Life Sciences	443,626	429,732	101,879	975,237
Aerospace/Defense	144,753	93,099	40,296	278,148
External revenue	790,092	1,186,255	188,401	2,164,748
Inter-segment sales	7,376	42,919	2,766	53,061
Segment revenue	$797,468	$1,229,174	$191,167	$2,217,809

	Six Months Ended
	April 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$181,512	$567,601	$29,368	$778,481
Healthcare/Life Sciences	279,817	334,336	83,560	697,713
Aerospace/Defense	122,963	74,666	32,356	229,985
External revenue	584,292	976,603	145,284	1,706,179
Inter-segment sales	4,259	48,954	1,281	54,494
Segment revenue	$588,551	$1,025,557	$146,565	$1,760,673

For the three and six months ended April 1, 2023, approximately 80% and 81% of the Company's revenue, respectively, was recognized as products and services were transferred over time. For the three and six months ended April 2, 2022, approximately 85% and 86% of the Company's revenue, respectively, was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the six months ended April 1, 2023 and April 2, 2022 (in thousands):

	Six Months Ended
	April 1, 2023	April 2, 2022
Contract assets, beginning of period	$138,540	$115,283
Revenue recognized during the period	1,743,054	1,460,802
Amounts collected or invoiced during the period	(1,748,565)	(1,459,998)
Contract assets, end of period	$133,029	$116,087
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of April 1, 2023 and October 1, 2022 the balance of advance payments from customers was

$228.7 million and $298.8 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Impairment Charges
Restructuring and impairment charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

For the three and six months ended April 1, 2023, the Company did not incur any restructuring and impairment charges.
For the three months ended April 2, 2022, the company did not incur any restructuring and impairment charges. For the six months ended April 2, 2022, the Company recorded $2.0 million of restructuring and charges primarily due to employee severance costs associated with a facility transition in the Company's APAC segment.

The Company recognized a tax benefit of $0.2 million related to restructuring and impairment charges for the six months ended April 2, 2022.

The Company's restructuring accrual activity for the three and six months ended April 2, 2022 is included in the tables below (in thousands):

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

The accrual balances outstanding as of April 2, 2022 were fully utilized as of April 1, 2023.

16.    Subsequent Event
During April 2023, the Company committed to a restructuring plan and anticipates incurring approximately $9.0 million of restructuring and other non-recurring costs during the third quarter of fiscal 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2022 Form 10-K.

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

Over the past few quarters, the global supply chain constraints have led to inflation in some of the components we acquire, as well as labor and operating costs. We have also been, and expect to continue to be, subject to such inflationary and general labor cost increases. We expect the increase in costs, including labor-related issues, to continue in the near future. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the pricing recoveries received may be dilutive to our operating margin. The inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results, cash flows and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer end-market demand.

The Department of Commerce’s export controls restricting the People’s Republic of China’s access to advanced semiconductors, supercomputers, and semiconductor manufacturing equipment has created demand volatility for some of our customers as they adjust their forecasts as a result of these restrictions, which can create operating inefficiencies that may place additional burden on our operating results.

Changes in tax laws or tax rates in the jurisdictions where we operate, including the potential passage of tax regulation changes such as the establishment of a global minimum tax could result in adverse tax consequences. During the first six months of fiscal 2023, certain jurisdictions consented to implement a global minimum tax. We will continue to monitor these developments as each jurisdiction incorporates such changes into tax laws.

We believe our balance sheet is positioned to support the potential future challenges presented by the macro-economic pressures we are facing. As of the second quarter of fiscal 2023, cash and cash equivalents and restricted cash were $270 million, while debt, finance lease obligations and other financing were $483 million. Borrowings under our credit facility as of April 1, 2023 were $284 million, leaving $216 million of our revolving commitment of $500 million available for use as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with the bank. Interest expense could increase above current levels due to increased borrowing under our credit facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 3, "Debt, Finance Lease and Other Financing Obligations," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales	$1,070.8	$888.7	$2,164.7	$1,706.2
Cost of sales	967.8	812.2	1,960.6	1,559.7
Gross profit	103.0	76.5	204.2	146.5
Gross margin	9.6%	8.6%	9.4%	8.6%
Operating income	56.9	35.8	114.3	66.3
Operating margin	5.3%	4.0%	5.3%	3.9%
Other expense	9.1	4.5	17.0	8.2
Income tax expense	7.0	4.4	14.2	7.8
Net income	40.8	26.9	83.0	50.3
Diluted earnings per share	$1.45	$0.95	$2.94	$1.76
Return on invested capital*			13.8%	10.2%
Economic return*			4.8%	0.9%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended April 1, 2023, net sales increased $182.1 million, or 20.5%, as compared to the three months ended April 2, 2022. For the six months ended April 1, 2023, net sales increased $458.5 million, or 26.9%, as compared to the six months ended April 2, 2022.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
AMER	$407.8	$311.2	$797.5	$588.5
APAC	587.3	533.9	1,229.2	1,025.6
EMEA	101.8	73.7	191.2	146.6
Elimination of inter-segment sales	(26.1)	(30.1)	(53.2)	(54.5)
Total net sales	$1,070.8	$888.7	$2,164.7	$1,706.2
AMER. Net sales for the three months ended April 1, 2023 in the AMER segment increased $96.6 million, or 31.0%, as compared to the three months ended April 2, 2022. The increase in net sales was driven by a $64.0 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints that had previously created limitations with meeting available customer demand. The increase was also driven by higher pricing associated with inflated component prices.
During the six months ended April 1, 2023, net sales in the AMER segment increased $209.0 million, or 35.5%, as compared to the six months ended April 2, 2022. The increase in net sales was driven by a $137.8 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices and a $15.0 million increase in production ramps for new customers.
APAC. Net sales for the three months ended April 1, 2023 in the APAC segment increased $53.4 million, or 10.0%, as compared to the three months ended April 2, 2022. The increase in net sales was driven by overall net increased customer end-

market demand inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices and a $5.7 million increase in production ramps of new products for existing customers.
During the six months ended April 1, 2023, net sales in the APAC segment increased $203.6 million, or 19.9%, as compared to the six months ended April 2, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices and a $18.8 million increase in production ramps of new products for existing customers.
EMEA. Net sales for the three months ended April 1, 2023 in the EMEA segment increased $28.1 million, or 38.1%, as compared to the three months ended April 2, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints.
During the six months ended April 1, 2023, net sales in the EMEA segment increased $44.6 million, or 30.4%, as compared to the six months ended April 2, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
Industrial	$439.3	$414.7	$911.4	$778.5
Healthcare/Life Sciences	487.3	353.2	975.2	697.7
Aerospace/Defense	144.2	120.8	278.1	230.0
Total net sales	$1,070.8	$888.7	$2,164.7	$1,706.2
Industrial. Net sales for the three months ended April 1, 2023 in the Industrial sector increased $24.6 million, or 5.9%, as compared to the three months ended April 2, 2022. The increase in net sales was driven by a $10.7 million increase due to production ramps of new products for existing customers, a partial easing of supply chain constraints and higher pricing associated with inflated component prices. The increase was partially offset by overall net decreased customer end-market demand.
During the six months ended April 1, 2023, net sales in the Industrial sector increased $132.9 million, or 17.1%, as compared to the six months ended April 2, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices, a $9.4 million increase in production ramps for new customers and a $23.2 million increase due to production ramps of new products for existing customers.
Healthcare/Life Sciences. Net sales for the three months ended April 1, 2023 in the Healthcare/Life Sciences sector increased $134.1 million, or 38.0%, as compared to the three months ended April 2, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices and a $66.8 million increase due to production ramps of new products for existing customers.
During the six months ended April 1, 2023, net sales in the Healthcare/Life Sciences sector increased $277.5 million, or 39.8%, as compared to the six months ended April 2, 2022. The increase in net sales was driven by a $126.9 million increase due to production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices.
Aerospace/Defense. Net sales for the three months ended April 1, 2023 in the Aerospace/Defense sector increased $23.4 million, or 19.4%, as compared to the three months ended April 2, 2022. The increase was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices.
During the six months ended April 1, 2023, net sales in the Aerospace/Defense sector increased $48.1 million, or 20.9%, as compared to the six months ended April 2, 2022. The increase was driven by overall net increased customer end-market demand and increased pricing associated with inflated component prices, a $10.6 million increase due to production ramps of new products for existing customers and a $9.2 million increase in production ramps for a new customer.

Cost of sales. Cost of sales for the three months ended April 1, 2023 increased $155.6 million, or 19.2%, as compared to the three months ended April 2, 2022, while cost of sales for the six months ended April 1, 2023 increased $400.9 million, or 25.7%, as compared to the six months ended April 2, 2022. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and six months ended April 1, 2023 and April 2, 2022, approximately 89% to 90% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 87% to 88% of the variable costs for the three and six months ended April 1, 2023 and April 2, 2022, were related to material and component costs.
As compared to the three months ended April 2, 2022, the increase in cost of sales for the three months ended April 1, 2023 was primarily driven by the increase in net sales, inflated component costs, an increase in fixed costs and labor costs, partially offset by a positive shift in customer mix. As compared to the six months ended April 2, 2022, the increase in cost of sales for the six months ended April 1, 2023 was primarily driven by the increase in net sales, inflated component costs, an increase in fixed costs, and increased labor costs, partially offset by a positive shift in customer mix and improvements in operational efficiencies.
Gross profit. Gross profit for the three months ended April 1, 2023 increased $26.5 million, or 34.6%, as compared to the three months ended April 2, 2022. Gross margin of 9.6% for the three months ended April 1, 2023 increased 100 basis points compared to the three months ended April 2, 2022. The primary drivers of the increase in gross profit and gross margin for the three months ended April 1, 2023 were the increase in net sales and positive shift in customer mix, partially offset by inflated component costs as well as an increase in fixed costs and labor costs.
Gross profit for the six months ended April 1, 2023 increased $57.7 million, or 39.4%, as compared to the six months ended April 2, 2022. Gross margin of 9.4% for the six months ended April 1, 2023 increased 80 basis points compared to the six months ended April 2, 2022. The primary drivers of the increase in gross profit and gross margin for the six months ended April 1, 2023 were the increase in net sales, a positive shift in customer mix and improvements in operational efficiencies, partially offset by inflated component costs, an increase in fixed costs and an increase in labor costs.
Operating income. Operating income for the three months ended April 1, 2023 increased $21.1 million, or 58.9%, as compared to the three months ended April 2, 2022. Operating margin of 5.3% for the three months ended April 1, 2023 increased 130 basis points compared to the three months ended April 2, 2022. The primary driver of the increase in operating income and operating margin for the three months ended April 1, 2023 was the result of the increase in gross profit and gross margin, partially offset by a $5.4 million increase in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs.
Operating income for the six months ended April 1, 2023 increased $48.0 million, or 72.4%, as compared to the six months ended April 2, 2022. Operating margin of 5.3% for the six months ended April 1, 2023 increased 140 basis points compared to the six months ended April 2, 2022. The primary driver of the increase in operating income and operating margin for the six months ended April 1, 2023 was the result of the increase in gross profit and gross margin along with a $2.0 million decrease in restructuring and impairment charges, partially offset by an $11.7 million increase in S&A. The increase in S&A was primarily due to an increase in compensation costs.
A discussion of operating income by reportable segment presented below (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Operating income:
AMER	$25.8	$7.8	$43.2	$9.6
APAC	69.7	60.8	148.1	121.5
EMEA	1.8	0.4	1.2	1.4
Corporate and other costs	(40.4)	(33.2)	(78.2)	(66.2)
Total operating income	$56.9	$35.8	$114.3	$66.3
AMER. Operating income increased $18.0 million for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022, primarily as a result of an increase in net sales, improvements in operational efficiencies and a positive shift in customer mix, partially offset by inflated component costs and an increase in S&A.

During the six months ended April 1, 2023, operating income in the AMER segment increased $33.6 million as compared to the six months ended April 2, 2022, primarily as a result of an increase in net sales, improvements in operational efficiencies and a positive shift in customer mix, partially offset by inflated component costs and an increase in S&A.
APAC. Operating income increased $8.9 million for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by inflated component costs, increased fixed costs and increased labor costs.
During the six months ended April 1, 2023, operating income in the APAC segment increased $26.6 million as compared to the six months ended April 2, 2022, primarily as a result of an increase in net sales, a positive shift in customer mix and improvements in operational efficiencies, partially offset by inflated component costs, an increase in fixed costs, increased labor costs and an increase in S&A.
EMEA. Operating income increased $1.4 million for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022 primarily as a result of an increase in net sales and improvements in operational efficiencies, partially offset by inflated component costs, a negative shift in customer mix and increased fixed costs.
During the six months ended April 1, 2023, operating income in the EMEA segment decreased $0.2 million as compared to the six months ended April 2, 2022, primarily as a result of inflated component costs, increased fixed costs and an increase in S&A, partially offset by an increase in net sales and improvements in operational efficiencies.
Other expense. Other expense for the three months ended April 1, 2023 increased $4.6 million as compared to the three months ended April 2, 2022. The increase in other expense for the three months ended April 1, 2023 was primarily due to the increase in interest expense of $4.9 million due to a higher average interest rate and the higher average daily borrowing levels. The increase was also due to an increase in factoring fees of $2.0 million, partially offset by an increase of other miscellaneous income of $2.0 million.
Other expense for the six months ended April 1, 2023 increased $8.8 million as compared to the six months ended April 2, 2022. The increase in other expense was primarily driven by an increase in interest expense of $8.8 million due to a higher average interest rate and the higher average daily borrowing levels. The increase was also due to an increase in factoring fees of $3.5 million, partially offset by an increase of other miscellaneous income of $2.9 million.
Income taxes. Income tax expense for the three and six months ended April 1, 2023 was $7.0 million and $14.2 million, respectively, compared to $4.4 million and $7.8 million for the three and six months ended April 2, 2022, respectively. The increase is primarily due to an increase in pre-tax book income and change in the geographic distribution of pre-tax book income.
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
Net Income. Net income for the three months ended April 1, 2023 increased $13.9 million, or 51.7%, from the three months ended April 2, 2022 to $40.8 million. Net income increased primarily as a result of the increase in operating income, partially offset by an increase in tax expense and other expense, as previously discussed.
Net income for the six months ended April 1, 2023 increased $32.7 million, or 65.0%, from the six months ended April 2, 2022 to $83.0 million. Net income increased primarily as a result of the increase in operating income, partially offset by an increase in tax expense and other expense, as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $1.45 for the three months ended April 1, 2023 from $0.95 for the three months ended April 2, 2022, primarily as a result of increased net income due to the factors previously discussed as well as a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
Diluted earnings per share increased to $2.94 for the six months ended April 1, 2023 from $1.76 for the six months ended April 2, 2022 primarily as a result of increased net income due to the factors previously discussed as well as a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.

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
We review our internal calculation of WACC annually. Our WACC is 9.0% for fiscal 2023 as compared to 9.3% for fiscal 2022. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the six months ended April 1, 2023, ROIC of 13.8% reflects an economic return of 4.8%, based on our weighted average cost of capital of 9.0%. For the six months ended April 2, 2022, ROIC of 10.2% reflects an economic return of 0.9%, based on our weighted average cost of capital of 9.3% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Six Months Ended
	April 1, 2023	April 2, 2022
Adjusted operating income (tax-effected)	$194.3	$117.5
Average invested capital	1,406.4	1,151.8
After-tax ROIC	13.8%	10.2%
WACC	9.0%	9.3%
Economic return	4.8%	0.9%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $270.4 million as of April 1, 2023, as compared to $275.5 million as of October 1, 2022.
As of April 1, 2023, 86% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and be sufficient to cover potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $42.0 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight-year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining three years (in millions):

2024	$10.6
2025	14.1
2026	17.3
Total	$42.0
Cash Flows. The following table provides a summary of cash flows (in millions):

	Six Months Ended
	April 1, 2023	April 2, 2022
Cash provided by (used in) operating activities	$57.2	$(4.7)
Cash used in investing activities	(47.6)	(64.3)
Cash (used in) provided by financing activities	(18.4)	107.8

Operating Activities. Cash flows provided by operating activities were $57.2 million for the six months ended April 1, 2023, as compared to cash flows used in operating activities of $4.7 million for the six months ended April 2, 2022. The change was primarily due to cash flow improvements (reductions) of:

•$32.7 million increase in net income.
•$371.7 million in inventory cash flows driven by inventory levels increasing at a slower rate in the six months ended April 1, 2023 as compared to the six months ended April 2, 2022. In the six months ended April 1, 2023, inventory levels have primarily increased to support the ramp of customer programs, as well as supply chain constraints have led to inflation in some of the components we acquire, increasing inventory.
•$138.5 million in accounts receivable cash flows driven by timing of shipments, mix of customer payment terms and increased factoring of receivables.
•$7.6 million in other current and non-current assets driven by a lesser increase in prepayments to suppliers as compared to the six months ended April 2, 2022.
•$6.3 million in contract assets cash flows driven by increases in advance payments received from customers who recognize revenue over time.
•$(224.4) million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$(157.3) million in other current and non-current liabilities cash flows driven by releases of advance payments to customers as we sold products that contained inflated component prices.
•$(113.2) million in customer deposit cash flows driven by deposits increasing at a slower rate in the six months ended April 1, 2023 as compared to the six months ended April 2, 2022, consistent with inventory cash flows. Deposit increases in both periods were primarily to cover certain inventory balances.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 1, 2023	April 2, 2022
Days in accounts receivable	56	59
Days in contract assets	11	12
Days in inventory	156	154
Days in accounts payable	(69)	(86)
Days in cash deposits	(50)	(41)
Annualized cash cycle	104	98
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
As of April 1, 2023, annualized cash cycle days increased six days compared to April 2, 2022 due to the following:
Days in accounts receivable for the three months ended April 1, 2023 decreased three days compared to the three months ended April 2, 2022. The decrease is primarily attributable to an increase in factored receivables.
Days in contract assets for the three months ended April 1, 2023 decreased one day compared to the three months ended April 2, 2022. The decrease is primarily attributable to an increase in advance payments received from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended April 1, 2023 increased two days compared to the three months ended April 2, 2022. The increase is primarily attributable to increased inventory levels to support the ramp of customer programs. Inventory levels also increased due to customer demand volatility as well as supply chain constraints which have led to inflation in some of the components we acquire.
Days in accounts payable for the three months ended April 1, 2023 decreased seventeen days compared to the three months ended April 2, 2022. The decrease is primarily attributable to timing of materials procurement and payments to suppliers.
Days in cash deposits for the three months ended April 1, 2023 increased nine days compared to the three months ended April 2, 2022. The increase was primarily attributable to significant deposits received from customers to cover certain increasing inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow used in operations less capital expenditures. FCF was $7.7 million for the six months ended April 1, 2023 compared to $(68.8) million for the six months ended April 2, 2022, an improvement of $76.5 million. The improvement in FCF was primarily due to lower working capital investments in inventory to support our customers in the six months ended April 1, 2023 as compared to the six months ended April 2, 2022.
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

A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP as follows (in millions):

	Six Months Ended
	April 1, 2023	April 2, 2022
Cash flows provided by (used in) operating activities	$57.2	$(4.7)
Payments for property, plant and equipment	(49.5)	(64.1)
Free cash flow	$7.7	$(68.8)
Investing Activities. Cash flows used in investing activities were $47.6 million for the six months ended April 1, 2023 compared to $64.3 million for the six months ended April 2, 2022. The decrease in cash used in investing activities was due to a $14.7 million decrease in capital expenditures, as the manufacturing footprint expansion in Bangkok, Thailand has been substantially completed.
We estimate capital expenditures for fiscal 2023 will be approximately $110.0 million to $130.0 million to support new program ramps and replace older equipment. This estimate does not contemplate any site expansions.
Financing Activities. Cash flows used in financing activities were $18.4 million for the six months ended April 1, 2023 compared to cash flows provided by financing activities of $107.8 million for the six months ended April 2, 2022. The decrease was primarily attributable to lower borrowings on the credit facility in the six months ended April 1, 2023 of $21.0 million as compared to the six months ended April 2, 2022 of $157.0 million and a decrease of $11.3 million in cash used to repurchase our common stock.
On August 11, 2021, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2022 Program"). The 2022 Program commenced upon completion of the 2021 Program and was completed in fiscal 2022. During the three months ended April 2, 2022, we repurchased 305,707 shares under this program for $25.0 million at an average price of $81.79 per share. During the six months ended April 2, 2022, we repurchased 416,147 shares under this program for $35.2 million at an average price of $84.43 per share.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended April 1, 2023, we repurchased 125,639 shares under this program for $12.4 million at an average price of $98.75 per share. During the six months ended April 1, 2023, we repurchased 241,362 shares under this program for $23.9 million at an average price of $98.93 per share. As of April 1, 2023, $22.6 million of the 2023 Program remained available to repurchase shares.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 1, 2023 was $340.0 million. The maximum facility amount under the HSBC RPA as of April 1, 2023 was $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $225.7 million and $202.2 million of trade accounts receivable under these programs, or their predecessors, during the three months ended April 1, 2023 and April 2, 2022, respectively, in exchange for cash proceeds of $222.9 million and $201.5 million, respectively. We sold $411.3 million and $350.2 million of trade accounts receivable under these programs, or their predecessors, during the six months ended April 1, 2023 and April 2, 2022, respectively, in exchange for cash proceeds of $406.5 million and $349.0 million, respectively. As of April 1, 2023 and October 1, 2022, $233.4 million and $222.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, our leasing capabilities and potential borrowings under our 5-year senior unsecured revolving credit facility

(referred to as the "Credit Facility"), including our ability to expand our revolving commitment, should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macro-economic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the second quarter of fiscal 2023, cash and cash equivalents and restricted cash were $270.4 million, while debt, finance lease obligations and other financing were $482.7 million. If our future financing needs increase, including to support additional capital expenditures or investments in the growth of our business, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2022 Annual Report on Form 10-K. During the second quarter of fiscal 2023, there were no material changes.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Sales	9%	9%
Total Costs	21%	18%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of April 1, 2023, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of April 1, 2023, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of April 1, 2023, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of April 1, 2023, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2023, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the specified information about the repurchases of shares by us during the three months ended April 1, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2023 - January 28, 2023	21,085	$108.70	21,085	$32,757,884
January 29, 2023 - February 25, 2023	46,332	97.78	46,332	28,227,520
February 26, 2023 - April 1, 2023	58,222	95.92	58,222	22,642,676
	125,639	$98.75	125,639
(1) On August 18, 2022, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2023 Program as of April 1, 2023.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal second quarter ended April 1, 2023, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	April 26, 2023	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	April 26, 2023	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer