Form 10-Q
period 2023-07-01
PLEXUS CORP
filed 2023-08-04
CIK 785786

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
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2023, there were 27,481,145 shares of common stock outstanding.

PLEXUS CORP.

July 1, 2023

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,021,610	$981,341	$3,186,358	$2,687,520
Cost of sales	927,964	887,723	2,888,520	2,447,396
Gross profit	93,646	93,618	297,838	240,124
Selling and administrative expenses	42,348	44,057	132,257	122,232
Restructuring and other charges	23,094	—	23,094	2,021
Operating income	28,204	49,561	142,487	115,871
Other income (expense):
Interest expense	(8,231)	(3,923)	(23,412)	(10,314)
Interest income	598	318	2,291	851
Miscellaneous, net	(3,194)	(2,678)	(6,750)	(5,047)
Income before income taxes	17,377	43,278	114,616	101,361
Income tax expense	1,578	5,784	15,783	13,575
Net income	$15,799	$37,494	$98,833	$87,786
Earnings per share:
Basic	$0.57	$1.35	$3.58	$3.14
Diluted	$0.56	$1.33	$3.51	$3.09
Weighted average shares outstanding:
Basic	27,561	27,738	27,619	27,913
Diluted	27,992	28,179	28,169	28,452
Comprehensive income:
Net income	$15,799	$37,494	$98,833	$87,786
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(6,630)	(3,239)	4,733	(1,531)
Foreign currency translation adjustments	2,357	(10,873)	19,286	(16,779)
Other comprehensive (loss) income	(4,273)	(14,112)	24,019	(18,310)
Total comprehensive income	$11,526	$23,382	$122,852	$69,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 1, 2023	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$252,965	$274,805
Restricted cash	589	665
Accounts receivable, net of allowances of $3,010 and $1,961, respectively	706,898	737,696
Contract assets	132,995	138,540
Inventories, net	1,641,673	1,602,783
Prepaid expenses and other	64,166	61,633
Total current assets	2,799,286	2,816,122
Property, plant and equipment, net	476,482	444,705
Operating lease right-of-use assets	71,914	65,134
Deferred income taxes	40,350	39,075
Other assets	30,911	28,189
Total non-current assets	619,657	577,103
Total assets	$3,418,943	$3,393,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$304,781	$273,971
Accounts payable	697,112	805,583
Customer deposits	582,172	480,486
Accrued salaries and wages	79,935	88,876
Other accrued liabilities	276,977	357,273
Total current liabilities	1,940,977	2,006,189
Long-term debt and finance lease obligations, net of current portion	187,468	187,776
Accrued income taxes payable	31,382	42,019
Long-term operating lease liabilities	40,515	33,628
Deferred income taxes	4,444	6,327
Other liabilities	29,795	21,555
Total non-current liabilities	293,604	291,305
Total liabilities	2,234,581	2,297,494
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,294 and 54,084 shares issued, respectively, and 27,498 and 27,679 shares outstanding, respectively	543	541
Additional paid-in capital	655,675	652,467
Common stock held in treasury, at cost, 26,796 and 26,405 shares, respectively	(1,130,914)	(1,093,483)
Retained earnings	1,671,067	1,572,234
Accumulated other comprehensive loss	(12,009)	(36,028)
Total shareholders’ equity	1,184,362	1,095,731
Total liabilities and shareholders’ equity	$3,418,943	$3,393,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Common stock - shares outstanding
Beginning of period	27,647	27,859	27,679	28,047
Exercise of stock options and vesting of other share-based awards	1	2	210	230
Treasury shares purchased	(150)	(149)	(391)	(565)
End of period	27,498	27,712	27,498	27,712

Total stockholders' equity, beginning of period	$1,182,382	$1,040,591	$1,095,731	$1,028,232
Common stock - par value
Beginning of period	543	541	541	538
Exercise of stock options and vesting of other share-based awards	—	—	2	3
End of period	543	541	543	541
Additional paid-in capital
Beginning of period	651,667	641,175	652,467	639,778
Share-based compensation expense	4,057	6,048	15,539	18,226
Exercise of stock options and vesting of other share-based awards, including tax withholding	(49)	(54)	(12,331)	(10,835)
End of period	655,675	647,169	655,675	647,169
Treasury stock
Beginning of period	(1,117,360)	(1,078,226)	(1,093,483)	(1,043,091)
Treasury shares purchased	(13,554)	(11,777)	(37,431)	(46,912)
End of period	(1,130,914)	(1,090,003)	(1,130,914)	(1,090,003)
Retained earnings
Beginning of period	1,655,268	1,484,283	1,572,234	1,433,991
Net income	15,799	37,494	98,833	87,786
End of period	1,671,067	1,521,777	1,671,067	1,521,777
Accumulated other comprehensive loss
Beginning of period	(7,736)	(7,182)	(36,028)	(2,984)
Other comprehensive (loss) income	(4,273)	(14,112)	24,019	(18,310)
End of period	(12,009)	(21,294)	(12,009)	(21,294)
Total stockholders' equity, end of period	$1,184,362	$1,058,190	$1,184,362	$1,058,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net income	$98,833	$87,786
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	51,366	46,842
Share-based compensation expense and related charges	15,539	18,254
Other, net	74	2,993
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	38,933	(100,850)
Contract assets	6,218	(12,672)
Inventories	(25,356)	(601,601)
Other current and non-current assets	(2,408)	(14,681)
Accrued income taxes payable	(11,711)	(6,707)
Accounts payable	(115,600)	228,509
Customer deposits	97,245	189,068
Other current and non-current liabilities	(77,148)	137,211
Cash flows provided by (used in) operating activities	75,985	(25,848)
Cash flows from investing activities
Payments for property, plant and equipment	(79,794)	(85,028)
Other, net	2,082	(105)
Cash flows used in investing activities	(77,712)	(85,133)
Cash flows from financing activities
Borrowings under debt agreements	573,000	524,000
Payments on debt and finance lease obligations	(545,649)	(343,207)
Debt issuance costs	—	(898)
Repurchases of common stock	(37,431)	(46,912)
Proceeds from exercise of stock options	8	307
Payments related to tax withholding for share-based compensation	(12,337)	(11,142)
Cash flows (used in) provided by financing activities	(22,409)	122,148
Effect of exchange rate changes on cash and cash equivalents	2,220	(3,850)
Net (decrease) increase in cash and cash equivalents and restricted cash	(21,916)	7,317
Cash and cash equivalents and restricted cash:
Beginning of period	275,470	270,513
End of period	$253,554	$277,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 1, 2023 AND JULY 2, 2022
Unaudited

1.Basis of Presentation

Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 1, 2023 and October 1, 2022, the results of operations and shareholders' equity for the three and nine months ended July 1, 2023 and July 2, 2022, and the cash flows for the same nine month periods.

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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In September 2022, the FASB issued ASU 2022-04, which requires enhanced disclosures about supplier finance programs. The guidance is effective for the Company beginning in the first quarter of fiscal 2024. Early adoption is permitted. The Company is currently in the process of assessing the impacts of the guidance and does not expect this standard to have a material impact on its Consolidated Financial Statements.
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of July 1, 2023 and October 1, 2022 consisted of the following (in thousands):

	July 1, 2023	October 1, 2022
Raw materials	$1,483,790	$1,433,353
Work-in-process	70,483	81,207
Finished goods	87,400	88,223
Total inventories, net	$1,641,673	$1,602,783

In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 1, 2023 and October 1, 2022 were $569.4 million and $463.2 million, respectively.
3.    Debt, Finance Lease and Other Financing Obligations
Debt, finance lease and other financing obligations as of July 1, 2023 and October 1, 2022 consisted of the following (in thousands):

	July 1, 2023	October 1, 2022
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under Credit Facility	297,000	263,000
Finance lease and other financing obligations	46,512	50,269
Unamortized deferred financing fees	(1,263)	(1,522)
Total obligations	492,249	461,747
Less: current portion	(304,781)	(273,971)
Long-term debt, finance lease and other financing obligations, net of current portion	$187,468	$187,776
As of July 1, 2023, the Company was in compliance with covenants for all debt agreements.
During the nine months ended July 1, 2023, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $412.0 million; the average daily balance was $341.9 million. During the nine months ended July 2, 2022, the highest daily borrowing was $327.0 million; the average daily balance was $204.9 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $439.0 million and $401.6 million as of July 1, 2023 and October 1, 2022, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $447.0 million and $413.0 million as of July 1, 2023 and October 1, 2022, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $215.0 million as of July 1, 2023, and a notional value of $143.2 million as of October 1, 2022. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.3 million liability as of July 1, 2023, and a $6.0 million liability as of October 1, 2022.

The Company had additional forward currency exchange contracts outstanding as of July 1, 2023, with a notional value of $123.4 million; there were $60.1 million of such contracts outstanding as of October 1, 2022. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $0.3 million liability as of July 1, 2023, and a $0.3 million asset as of October 1, 2022.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 1, 2023	October 1, 2022		July 1, 2023	October 1, 2022
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$5,504	$715	Other accrued liabilities	$6,803	$6,747

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 1, 2023	October 1, 2022		July 1, 2023	October 1, 2022
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$1,578	$1,555	Other accrued liabilities	$1,926	$1,249

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCL on Derivatives
	July 1, 2023	July 2, 2022
Foreign currency forward contracts	$(5,523)	$(3,588)

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		July 1, 2023	July 2, 2022
Foreign currency forward contracts	Cost of sales	$1,047	$(322)
Foreign currency forward contracts	Selling and administrative expenses	60	(27)

Derivatives not designated as hedging instruments	Location of Loss Recognized on Derivatives in Income	Amount of Loss on Derivatives Recognized in Income
		July 1, 2023	July 2, 2022
Foreign currency forward contracts	Miscellaneous, net	$(574)	$(790)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	July 1, 2023	July 2, 2022
Foreign currency forward contracts	$4,201	$(2,801)

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		July 1, 2023	July 2, 2022
Foreign currency forward contracts	Cost of sales	$(569)	$(1,174)
Foreign currency forward contracts	Selling and administrative expenses	37	(96)

Derivatives not designated as hedging instruments	Location of Loss Recognized on Derivatives in Income	Amount of Loss on Derivatives Recognized in Income
		July 1, 2023	July 2, 2022
Foreign currency forward contracts	Miscellaneous, net	$(511)	$(1,615)
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of assets of the Company’s derivatives as of July 1, 2023 and October 1, 2022, by input level:

Fair Value Measurements Using Input Levels Liability (in thousands)
Fiscal period ended July 1, 2023	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$1,647	$—	$1,647

Fiscal period ended October 1, 2022
Derivatives
Foreign currency forward contracts	$—	$5,726	$—	$5,726
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and nine months ended July 1, 2023 was $1.6 million and $15.8 million, respectively, compared to $5.8 million and $13.6 million for the three and nine months ended July 2, 2022, respectively.
The effective tax rates for the three and nine months ended July 1, 2023 were 9.1% and 13.8%, respectively, compared to the effective tax rate of 13.4% for the three and nine months ended July 2, 2022. The decrease for the three months ended July 1, 2023 compared to the three months ended July 2, 2022 was primarily due to an increase in discrete tax benefits of $3.0 million. The increase for the nine months ended July 1, 2023 compared to the nine months ended July 2, 2022 was primarily due to a change in the geographic distribution of pre-tax book income, partially offset by an increase in discrete tax benefits of $3.2 million.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $3.5 million for the three months ended July 1, 2023. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended July 1, 2023 was $0.2 million and $0.5 million, respectively.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended July 1, 2023, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 1, 2023 and July 2, 2022 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$15,799	$37,494	$98,833	$87,786
Basic weighted average common shares outstanding	27,561	27,738	27,619	27,913
Dilutive effect of share-based awards and options outstanding	431	441	550	539
Diluted weighted average shares outstanding	27,992	28,179	28,169	28,452
Earnings per share:
Basic	$0.57	$1.35	$3.58	$3.14
Diluted	$0.56	$1.33	$3.51	$3.09
For the three and nine months ended July 1, 2023 and July 2, 2022, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and nine months ended July 1, 2023 and July 2, 2022 indicated were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Finance lease expense:
Amortization of right-of-use assets	$1,668	$1,606	$5,234	$4,966
Interest on lease liabilities	1,302	1,262	3,834	3,713
Operating lease expense	2,696	2,912	8,038	8,607
Other lease expense	2,345	1,712	5,941	4,559
Total	$8,011	$7,492	$23,047	$21,845
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
The following table sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	July 1, 2023	October 1, 2022
ASSETS
Finance lease assets	Property, plant and equipment, net	$37,511	$40,063
Operating lease assets	Operating lease right-of-use assets	71,914	65,134
Total lease assets		$109,425	$105,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$5,969	$5,087
Operating lease liabilities	Other accrued liabilities	8,772	7,948
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	38,731	39,257
Operating lease liabilities	Long-term operating lease liabilities	40,515	33,628
Total lease liabilities		$93,987	$85,920

8.    Share-Based Compensation
The Company recognized $3.9 million and $15.6 million of compensation expense associated with share-based awards for the three and nine months ended July 1, 2023, respectively, and $6.0 million and $18.2 million for the three and nine months ended July 2, 2022, respectively.

9.    Litigation
The Company is party to lawsuits in the ordinary course of business. We record provisions in the consolidated financial statements for pending legal matters when we determine that an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated.
In June 2023, the Company paid a one-time, non-recurring payment of $15.8 million related to an arbitration decision in Norway regarding a contractual matter concluded in May 2023. This payment resulted in a $14.2 million one-time, non-recurring charge, net of insurance recoveries and amounts previously accrued. The Company no longer provides services for this customer. Refer to Note 15, "Restructuring and Non-recurring Charges," for information regarding total charges. The Company does not expect further charges relating to this matter, but is pursuing further insurance recoveries.
Management does not believe that any other such proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial fines, civil or criminal penalties, and other expenditures.

10.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income. A segment’s operating income includes its net sales less cost of sales and selling and administrative expenses but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Information about the Company’s three reportable segments for the three and nine months ended July 1, 2023 and July 2, 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
AMER	$371,358	$342,572	$1,168,826	$931,123
APAC	572,150	586,305	1,801,324	1,611,862
EMEA	104,385	84,177	295,552	230,742
Elimination of inter-segment sales	(26,283)	(31,713)	(79,344)	(86,207)
	$1,021,610	$981,341	$3,186,358	$2,687,520

Operating income:
AMER	$15,927	$16,976	$59,109	$26,535
APAC	69,836	67,286	217,970	188,834
EMEA	783	2,597	2,023	4,043
Corporate and other costs	(58,342)	(37,298)	(136,615)	(103,541)
	28,204	49,561	142,487	115,871
Other income (expense):
Interest expense	(8,231)	(3,923)	(23,412)	(10,314)
Interest income	598	318	2,291	851
Miscellaneous, net	(3,194)	(2,678)	(6,750)	(5,047)
Income before income taxes	$17,377	$43,278	$114,616	$101,361

	July 1, 2023	October 1, 2022
Total assets:
AMER	$1,169,505	$1,150,605
APAC	1,785,748	1,807,542
EMEA	429,305	302,901
Corporate and eliminations	34,385	132,177
	$3,418,943	$3,393,225

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

The Company provides an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Condensed Consolidated Balance Sheets in "other accrued liabilities." The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended July 1, 2023 and July 2, 2022 (in thousands):

	Nine Months Ended
	July 1, 2023	July 2, 2022
Reserve balance, beginning of period	$6,925	$6,645
Accruals for warranties issued during the period	2,027	2,431
Settlements (in cash or in kind) during the period	(3,467)	(2,032)
Reserve balance, end of period	$5,485	$7,044

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
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended July 1, 2023, the Company repurchased 149,783 shares under this program for $13.5 million at an average price of $90.49 per share. During the nine months ended July 1, 2023, the Company repurchased 391,145 shares under this program for $37.4 million at an average price of $95.70 per share. As of July 1, 2023, $9.1 million of the 2023 Program remained available to repurchase shares.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, and in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and nine months ended July 1, 2023 and July 2, 2022 were not material.

The Company sold $205.3 million and $213.6 million of trade accounts receivable under these programs, or their predecessors, during the three months ended July 1, 2023 and July 2, 2022, respectively, in exchange for cash proceeds of $202.9 million and $212.3 million, respectively.

The Company sold $616.6 million and $563.8 million of trade accounts receivable under these programs, or their predecessors, during the nine months ended July 1, 2023 and July 2, 2022, respectively, in exchange for cash proceeds of $609.4 million and $561.3 million, respectively.

As of July 1, 2023 and October 1, 2022, $216.8 million and $222.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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

Disaggregated Revenue
The table below includes disaggregated revenue by geographic reportable segment and market sector for the three and nine months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended
	July 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$97,527	$300,258	$29,928	$427,713
Healthcare/Life Sciences	205,496	193,740	51,764	451,000
Aerospace/Defense	63,409	57,785	21,703	142,897
External revenue	366,432	551,783	103,395	1,021,610
Inter-segment sales	4,926	20,367	990	26,283
Segment revenue	$371,358	$572,150	$104,385	$1,047,893

	Three Months Ended
	July 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$108,064	$328,314	$17,999	$454,377
Healthcare/Life Sciences	171,697	184,202	44,900	400,799
Aerospace/Defense	59,972	45,980	20,213	126,165
External revenue	339,733	558,496	83,112	981,341
Inter-segment sales	2,839	27,809	1,065	31,713
Segment revenue	$342,572	$586,305	$84,177	$1,013,054

	Nine Months Ended
	July 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$299,240	$963,682	$76,154	$1,339,076
Healthcare/Life Sciences	649,122	623,472	153,643	1,426,237
Aerospace/Defense	208,162	150,884	61,999	421,045
External revenue	1,156,524	1,738,038	291,796	3,186,358
Inter-segment sales	12,302	63,286	3,756	79,344
Segment revenue	$1,168,826	$1,801,324	$295,552	$3,265,702

	Nine Months Ended
	July 2, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Industrial	$289,576	$895,915	$47,367	$1,232,858
Healthcare/Life Sciences	451,514	518,538	128,460	1,098,512
Aerospace/Defense	182,935	120,646	52,569	356,150
External revenue	924,025	1,535,099	228,396	2,687,520
Inter-segment sales	7,098	76,763	2,346	86,207
Segment revenue	$931,123	$1,611,862	$230,742	$2,773,727

For the three and nine months ended July 1, 2023, approximately 83% and 81% of the Company's revenue, respectively, was recognized as products and services were transferred over time. For the three and nine months ended July 2, 2022, approximately 83% and 85% of the Company's revenue, respectively, was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the nine months ended July 1, 2023 and July 2, 2022 (in thousands):

	Nine Months Ended
	July 1, 2023	July 2, 2022
Contract assets, beginning of period	$138,540	$115,283
Revenue recognized during the period	2,589,181	2,279,559
Amounts collected or invoiced during the period	(2,594,726)	(2,266,792)
Contract assets, end of period	$132,995	$128,050
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As of July 1, 2023 and October 1, 2022 the balance of advance payments from customers was $215.7 million and $298.8 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Non-recurring Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

For the three and nine months ended July 1, 2023, the Company incurred restructuring and other charges of $8.9 million, which consisted of severance from the reduction of the Company's workforce and a lease agreement termination. Additionally, the

Company incurred a one-time, non-recurring charge of $14.2 million relating to an arbitration decision in Norway regarding a contractual matter. The Company no longer provides services for this customer.
For the three months ended July 2, 2022, the Company did not incur any restructuring and impairment charges. For the nine months ended July 2, 2022, the Company recorded $2.0 million of restructuring and impairment charges primarily due to employee severance costs associated with a facility transition in the Company's APAC segment.

The Company recognized a tax benefit of $1.8 million related to restructuring and other charges for the three and nine months ended July 1, 2023 and $0.2 million related to restructuring and impairment charges for the nine months ended July 2, 2022.

The Company's restructuring accrual activity for the three and nine months ended July 1, 2023 and nine months ended July 2, 2022 is included in the tables below (in thousands):

	Arbitration Charge	Termination and Severance Costs	Total
Accrual balance, as of April 1, 2023	$—	$—	$—
Restructuring and other charges	14,229	8,865	23,094
Amounts utilized	(14,753)	(5,332)	(20,085)
Accrual balance, as of July 1, 2023	$(524)	$3,533	$3,009

	Fixed Asset and Operating ROU Asset Impairment	Termination and Severance Costs	Total
Accrual balance, as of October 2, 2021	$—	$71	$71
Restructuring and impairment costs	255	1,766	2,021
Amounts utilized	(255)	(75)	(330)
Accrual balance, as of January 1, 2022	$—	$1,762	$1,762
Restructuring and impairment costs	—	—	—
Amounts utilized	—	(100)	(100)
Accrual balance, as of April 2, 2022	$—	$1,662	$1,662
Restructuring and impairment costs	—	—	—
Amounts utilized	—	(181)	(181)
Accrual balance, as of July 2, 2022	$—	$1,481	$1,481

The accrual balances outstanding as of July 2, 2022 were fully utilized as of July 1, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2022 Form 10-K.

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

Over the past year, the global supply chain constraints have led to inflation in some of the components we acquire, as well as labor and operating costs. We have also been, and expect to continue to be, subject to such inflationary and general labor cost increases. While we have been largely able to mitigate the impacts of inflation through our contractual rights with customers on pricing, the pricing recoveries received may be dilutive to our operating margin. The inability to offset these costs in future periods or the impacts of continued inflation on end markets and our customers may affect our operating results, cash flows and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer end-market demand.

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

Changes in tax laws or tax rates in the jurisdictions where we operate, including the potential passage of tax regulation changes such as the establishment of a global minimum tax could result in adverse tax consequences. During the first nine months of fiscal 2023, certain jurisdictions consented to implement a global minimum tax. We will continue to monitor these developments as each jurisdiction incorporates such changes into tax laws.

In June 2023, we paid a one-time, non-recurring payment of $15.8 million related to an arbitration decision in Norway regarding a contractual matter concluded upon in May 2023. Refer to Note 15, "Restructuring and Non-recurring Charges," for information regarding total charges. We no longer provide services for this customer and do not expect further charges relating to this matter, but are pursuing further insurance recoveries. We do not believe that any other such proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial fines, civil or criminal penalties, and other expenditures.

We believe our balance sheet is positioned to support the potential future challenges presented by the macro-economic pressures we are facing. As of the third quarter of fiscal 2023, cash and cash equivalents and restricted cash were $254 million, while debt, finance lease and other financing obligations were $492 million. Borrowings under our credit facility as of July 1, 2023 were $297 million, leaving $203 million of our revolving commitment of $500 million available for use as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with our banks. Interest expense could increase above current levels due to increased borrowing under our credit facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 3, "Debt, Finance Lease and Other Financing Obligations," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,021.6	$981.3	$3,186.4	$2,687.5
Cost of sales	928.0	887.7	2,888.5	2,447.4
Gross profit	93.6	93.6	297.8	240.1
Gross margin	9.2%	9.5%	9.3%	8.9%
Operating income	28.2	49.6	142.5	115.9
Operating margin	2.8%	5.1%	4.5%	4.3%
Other expense	10.8	6.3	27.9	14.5
Income tax expense	1.6	5.8	15.8	13.6
Net income	15.8	37.5	98.8	87.8
Diluted earnings per share	$0.56	$1.33	$3.51	$3.09
Return on invested capital*			13.5%	11.5%
Economic return*			4.5%	2.2%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended July 1, 2023, net sales increased $40.3 million, or 4.1%, as compared to the three months ended July 2, 2022. For the nine months ended July 1, 2023, net sales increased $498.9 million, or 18.6%, as compared to the nine months ended July 2, 2022.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
AMER	$371.4	$342.6	$1,168.8	$931.1
APAC	572.1	586.3	1,801.3	1,611.9
EMEA	104.4	84.2	295.6	230.7
Elimination of inter-segment sales	(26.3)	(31.8)	(79.3)	(86.2)
Total net sales	$1,021.6	$981.3	$3,186.4	$2,687.5
AMER. Net sales for the three months ended July 1, 2023 in the AMER segment increased $28.8 million, or 8.4%, as compared to the three months ended July 2, 2022. The increase in net sales was driven by a $42.7 million increase in production ramps of new products for existing customers. The increase was partially offset by overall net decreased customer end-market demand and a $5.6 million decrease for end-of-life products.
During the nine months ended July 1, 2023, net sales in the AMER segment increased $237.7 million, or 25.5%, as compared to the nine months ended July 2, 2022. The increase in net sales was driven by a $176.8 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices and a $17.3 million increase in production ramps for new customers. The increase was partially offset by an $11.0 million decrease for end-of-life products and a $6.3 million decrease due to the discontinuation of a program with an existing customer.
APAC. Net sales for the three months ended July 1, 2023 in the APAC segment decreased $14.2 million, or 2.4%, as compared to the three months ended July 2, 2022. The decrease in net sales was driven by overall net decreased customer end-market demand, primarily as a result of the Department of Commerce's export control restrictions on the People's Republic of China. The decrease was partially offset by a $15.0 million increase in production ramps of new products for existing customers and a partial easing of supply chain constraints.
During the nine months ended July 1, 2023, net sales in the APAC segment increased $189.4 million, or 11.8%, as compared to the nine months ended July 2, 2022. The increase in net sales was driven by a partial easing of supply chain constraints, a $63.9 million increase in production ramps of new products for existing customers, higher pricing associated with inflated component prices and a $5.9 million increase in production ramps for a new customer. The increase was partially offset by overall net decreased customer end-market demand, primarily as a result of the Department of Commerce's export control restrictions on the People's Republic of China.
EMEA. Net sales for the three months ended July 1, 2023 in the EMEA segment increased $20.2 million, or 24.0%, as compared to the three months ended July 2, 2022. The increase in net sales was driven by overall net increased customer end-market demand.
During the nine months ended July 1, 2023, net sales in the EMEA segment increased $64.9 million, or 28.1%, as compared to the nine months ended July 2, 2022. The increase in net sales was driven by overall net increased customer end-market demand inclusive of a partial easing of supply chain constraints, an $8.7 million increase in production ramps of new products for existing customers and a $5.0 million increase in production ramps for a new customer.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Industrial	$427.7	$454.4	$1,339.1	$1,232.9
Healthcare/Life Sciences	451.0	400.8	1,426.2	1,098.5
Aerospace/Defense	142.9	126.1	421.1	356.1
Total net sales	$1,021.6	$981.3	$3,186.4	$2,687.5
Industrial. Net sales for the three months ended July 1, 2023 in the Industrial sector decreased $26.7 million, or 5.9%, as compared to the three months ended July 2, 2022. The decrease in net sales was driven by overall net decreased customer end-market demand, primarily as a result of the Department of Commerce's export control restrictions on the People's Republic of China. The decrease was also driven by a $5.6 million decrease for end-of-life products. The overall decrease was partially offset by a $6.5 million increase in production ramps of new products for an existing customer.
During the nine months ended July 1, 2023, net sales in the Industrial sector increased $106.2 million, or 8.6%, as compared to the nine months ended July 2, 2022. The increase in net sales was driven by a partial easing of supply chain constraints, a $67.2 million increase due to production ramps of new products for existing customers and an $18.7 million increase in production ramps for new customers. The increase was also driven by higher pricing associated with inflated component prices. The increase was partially offset by overall net decreased customer end-market demand, primarily as a result of the Department of Commerce's export control restrictions on the People's Republic of China, as well as a $7.8 million decrease for end-of-life products.
Healthcare/Life Sciences. Net sales for the three months ended July 1, 2023 in the Healthcare/Life Sciences sector increased $50.2 million, or 12.5%, as compared to the three months ended July 2, 2022. The increase in net sales was driven by a $48.1 million increase due to production ramps of new products for existing customers and a partial easing of supply chain constraints. The increase was partially offset by overall net decreased customer end-market demand.
During the nine months ended July 1, 2023, net sales in the Healthcare/Life Sciences sector increased $327.7 million, or 29.8%, as compared to the nine months ended July 2, 2022. The increase in net sales was driven by a $178.5 million increase due to production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices.
Aerospace/Defense. Net sales for the three months ended July 1, 2023 in the Aerospace/Defense sector increased $16.8 million, or 13.3%, as compared to the three months ended July 2, 2022. The increase was driven by overall net increased customer end-market demand.

During the nine months ended July 1, 2023, net sales in the Aerospace/Defense sector increased $65.0 million, or 18.3%, as compared to the nine months ended July 2, 2022. The increase was driven by overall net increased customer end-market demand, increased pricing associated with inflated component prices and a $9.6 million increase in production ramps for a new customer. The increase was partially offset by a $6.0 million decrease due to the discontinuation of a program with an existing customer.
Cost of sales. Cost of sales for the three months ended July 1, 2023 increased $40.3 million, or 4.5%, as compared to the three months ended July 2, 2022, while cost of sales for the nine months ended July 1, 2023 increased $441.1 million, or 18.0%, as compared to the nine months ended July 2, 2022. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and nine months ended July 1, 2023 and July 2, 2022, approximately 89% to 90% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 87% to 88% of the variable costs for the three and nine months ended July 1, 2023 and July 2, 2022, were related to material and component costs.
As compared to the three months ended July 2, 2022, the increase in cost of sales for the three months ended July 1, 2023 was primarily driven by the increase in net sales, an increase in fixed costs and increased labor costs, partially offset by a positive shift in customer mix. As compared to the nine months ended July 2, 2022, the increase in cost of sales for the nine months ended July 1, 2023 was primarily driven by the increase in net sales, inflated component costs, an increase in fixed costs, increased labor costs and a negative shift in customer mix, partially offset by improvements in operational efficiencies.
Gross profit. Gross profit for the three months ended July 1, 2023 remained flat, as compared to the three months ended July 2, 2022. Gross margin of 9.2% for the three months ended July 1, 2023 decreased 30 basis points compared to the three months ended July 2, 2022. The primary drivers of the decrease in gross margin for the three months ended July 1, 2023 were the increase in fixed costs and increased labor costs, partially offset by a positive shift in customer mix.
Gross profit for the nine months ended July 1, 2023 increased $57.7 million, or 24.0%, as compared to the nine months ended July 2, 2022. Gross margin of 9.3% for the nine months ended July 1, 2023 increased 40 basis points compared to the nine months ended July 2, 2022. The primary drivers of the increase in gross profit and gross margin for the nine months ended July 1, 2023 were the increase in net sales and improvements in operational efficiencies, partially offset by inflated component costs, an increase in fixed costs, increased labor costs and a negative shift in customer mix.
Operating income. Operating income for the three months ended July 1, 2023 decreased $21.4 million, or 43.1%, as compared to the three months ended July 2, 2022. Operating margin of 2.8% for the three months ended July 1, 2023 decreased 230 basis points compared to the three months ended July 2, 2022. The primary driver of the decrease in operating income and operating margin for the three months ended July 1, 2023 was the result of a $23.1 million increase in restructuring and other charges along with the decrease in gross margin, partially offset by a $1.7 million decrease in selling and administrative expenses ("S&A"). The decrease in S&A was primarily due to a decrease in incentive compensation costs.
Operating income for the nine months ended July 1, 2023 increased $26.6 million, or 23.0%, as compared to the nine months ended July 2, 2022. Operating margin of 4.5% for the nine months ended July 1, 2023 increased 20 basis points compared to the nine months ended July 2, 2022. The primary driver of the increase in operating income and operating margin for the nine months ended July 1, 2023 was the result of the increase in gross profit and gross margin, partially offset by a $21.1 million increase in restructuring and other charges and a $10.0 million increase in S&A. The increase in S&A was primarily due to a net increase in compensation costs.
A discussion of operating income by reportable segment presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating income:
AMER	$15.9	$17.0	$59.1	$26.5
APAC	69.9	67.3	218.0	188.8
EMEA	0.8	2.6	2.0	4.0
Corporate and other costs	(58.4)	(37.3)	(136.6)	(103.4)
Total operating income	$28.2	$49.6	$142.5	$115.9
AMER. Operating income decreased $1.1 million for the three months ended July 1, 2023 as compared to the three months ended July 2, 2022, primarily as a result of increased fixed costs and increased labor costs, partially offset by an increase in net sales.

During the nine months ended July 1, 2023, operating income in the AMER segment increased $32.6 million as compared to the nine months ended July 2, 2022, primarily as a result of an increase in net sales and improvements in operational efficiencies, partially offset by a negative shift in customer mix, increased fixed costs, increased labor costs, inflated component costs and an increase in S&A.
APAC. Operating income increased $2.6 million for the three months ended July 1, 2023 as compared to the three months ended July 2, 2022, primarily as a result of a positive shift in customer mix, partially offset by a decrease in net sales, increased fixed costs and increased labor costs.
During the nine months ended July 1, 2023, operating income in the APAC segment increased $29.2 million as compared to the nine months ended July 2, 2022, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by increased fixed costs, reduced operational efficiencies, increased labor costs, inflated component costs and an increase in S&A.
EMEA. Operating income decreased $1.8 million for the three months ended July 1, 2023 as compared to the three months ended July 2, 2022, primarily as a result of increased fixed costs and increased labor costs, partially offset by an increase in net sales.
During the nine months ended July 1, 2023, operating income in the EMEA segment decreased $2.0 million as compared to the nine months ended July 2, 2022, primarily as a result of a negative shift in customer mix, increased fixed costs and increased labor costs, partially offset by an increase in net sales.
Other expense. Other expense for the three months ended July 1, 2023 increased $4.5 million as compared to the three months ended July 2, 2022. The increase in other expense for the three months ended July 1, 2023 was primarily due to the increase in interest expense of $4.3 million due to a higher average interest rate and the higher average daily borrowing levels.
Other expense for the nine months ended July 1, 2023 increased $13.4 million as compared to the nine months ended July 2, 2022. The increase in other expense was primarily driven by an increase in interest expense of $13.1 million due to a higher average interest rate and the higher average daily borrowing levels. The increase was also due to an increase in factoring fees of $4.7 million, partially offset by increases in other miscellaneous income of $3.3 million and interest income of $1.4 million.
Income taxes. Income tax expense for the three and nine months ended July 1, 2023 was $1.6 million and $15.8 million, respectively, compared to $5.8 million and $13.6 million for the three and nine months ended July 2, 2022, respectively. The decrease for the three months ended July 1, 2023 as compared to July 2, 2022 was primarily due to an increase in discrete tax benefits of $3.0 million and a decrease in pre-tax book income. The increase for the nine months ended July 1, 2023 as compared to July 2, 2022 was primarily due to a change in the geographic distribution of pre-tax book income and an increase in pre-tax book income, partially offset by an increase in discrete tax benefits of $3.2 million.
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
The annual effective tax rate for fiscal 2023 is expected to be approximately 13.0% to 15.0% assuming no changes to tax laws.
Net income. Net income for the three months ended July 1, 2023 decreased $21.7 million, or 57.9%, from the three months ended July 2, 2022 to $15.8 million. Net income decreased primarily as a result of the decrease in operating income and an increase in other expense, partially offset by a decrease in tax expense, as previously discussed.
Net income for the nine months ended July 1, 2023 increased $11.0 million, or 12.5%, from the nine months ended July 2, 2022 to $98.8 million. Net income increased primarily as a result of the increase in operating income, partially offset by an increase in tax expense and other expense, as previously discussed.
Diluted earnings per share. Diluted earnings per share decreased to $0.56 for the three months ended July 1, 2023 from $1.33 for the three months ended July 2, 2022, primarily as a result of decreased net income due to the factors previously discussed, partially offset by a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
Diluted earnings per share increased to $3.51 for the nine months ended July 1, 2023 from $3.09 for the nine months ended July 2, 2022 primarily as a result of increased net income due to the factors previously discussed as well as a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.

Return on Invested Capital ("ROIC") and economic return. We use a financial model that is aligned with our business strategy and includes an ROIC goal of 15% which would exceed our weighted average cost of capital ("WACC") by more than 500 basis points and represent positive economic return. Economic return is the amount our ROIC exceeds our WACC.
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
We review our internal calculation of WACC annually. Our WACC is 9.0% for fiscal 2023 as compared to 9.3% for fiscal 2022. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the nine months ended July 1, 2023, ROIC of 13.5% reflects an economic return of 4.5%, based on our weighted average cost of capital of 9.0%. For the nine months ended July 2, 2022, ROIC of 11.5% reflects an economic return of 2.2%, based on our weighted average cost of capital of 9.3% for that fiscal year.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Nine Months Ended
	July 1, 2023	July 2, 2022
Adjusted operating income (tax-effected)	$192.1	$135.2
Average invested capital	1,423.0	1,178.1
After-tax ROIC	13.5%	11.5%
WACC	9.0%	9.3%
Economic return	4.5%	2.2%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $253.6 million as of July 1, 2023, as compared to $275.5 million as of October 1, 2022.
As of July 1, 2023, 92% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and be sufficient to cover potential share repurchases, if any, for the next twelve months and for the foreseeable future.
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

2024	$10.6
2025	14.1
2026	17.3
Total	$42.0
Cash Flows. The following table provides a summary of cash flows (in millions):

	Nine Months Ended
	July 1, 2023	July 2, 2022
Cash provided by (used in) operating activities	$76.0	$(25.8)
Cash used in investing activities	(77.7)	(85.1)
Cash (used in) provided by financing activities	(22.4)	122.1

Operating Activities. Cash flows provided by operating activities were $76.0 million for the nine months ended July 1, 2023, as compared to cash flows used in operating activities of $25.8 million for the nine months ended July 2, 2022. The change was primarily due to cash flow improvements (reductions) of:

•$11.0 million increase in net income.
•$576.2 million in inventory cash flows driven by inventory levels increasing at a slower rate in the nine months ended July 1, 2023 as compared to the nine months ended July 2, 2022. In the nine months ended July 1, 2023, inventory levels have primarily increased to support the ramp of customer programs, as well as supply chain constraints have led to inflation in some of the components we acquire, increasing inventory.
•$139.8 million in accounts receivable cash flows driven by timing of shipments and mix of customer payment terms.
•$18.9 million in contract assets cash flows driven by increases in advance payments received from customers who recognize revenue over time.
•$12.3 million in other current and non-current assets driven by a lesser increase in prepayments to suppliers as compared to the nine months ended July 2, 2022.
•$(344.1) million in accounts payables cash outflows primarily driven by the timing of materials procurement and payments to suppliers.
•$(214.4) million in other current and non-current liabilities cash outflows driven by releases of advance payments to customers as we sold products that contained inflated component prices in the nine months ended July 1, 2023 compared to an increase in advanced payments from customers in the nine months ended July 2, 2022.
•$(91.8) million in customer deposit cash outflows driven by deposits increasing at a slower rate in the nine months ended July 1, 2023 as compared to the nine months ended July 2, 2022, consistent with inventory cash flows. Deposit increases in both periods were primarily to cover certain inventory balances.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 1, 2023	July 2, 2022
Days in accounts receivable	63	57
Days in contract assets	12	12
Days in inventory	161	160
Days in accounts payable	(68)	(87)
Days in cash deposits	(57)	(40)
Annualized cash cycle	111	102
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
As of July 1, 2023, annualized cash cycle days increased nine days compared to July 2, 2022 due to the following:
Days in accounts receivable for the three months ended July 1, 2023 increased six days compared to the three months ended July 2, 2022. The increase is primarily attributable to mix of customer payment terms and the timing of customer shipments and payments.
Days in contract assets for the three months ended July 1, 2023 remained flat compared to the three months ended July 2, 2022.
Days in inventory for the three months ended July 1, 2023 increased one day compared to the three months ended July 2, 2022. The increase is primarily attributable to increased inventory levels to support the ramp of customer programs.
Days in accounts payable for the three months ended July 1, 2023 decreased nineteen days compared to the three months ended July 2, 2022. The decrease is primarily attributable to timing of materials procurement and payments to suppliers.
Days in cash deposits for the three months ended July 1, 2023 increased seventeen days compared to the three months ended July 2, 2022. The increase was primarily attributable to significant deposits received from customers to cover certain increasing inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by (used in) operations less capital expenditures. FCF was $(3.8) million for the nine months ended July 1, 2023 compared to $(110.8) million for the nine months ended July 2, 2022, an improvement of $107.0 million. The improvement in FCF was primarily due to lower working capital investments in inventory to support our customers in the nine months ended July 1, 2023 as compared to the nine months ended July 2, 2022.
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

A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP as follows (in millions):

	Nine Months Ended
	July 1, 2023	July 2, 2022
Cash flows provided by (used in) operating activities	$76.0	$(25.8)
Payments for property, plant and equipment	(79.8)	(85.0)
Free cash flow	$(3.8)	$(110.8)
Investing Activities. Cash flows used in investing activities were $77.7 million for the nine months ended July 1, 2023 compared to $85.1 million for the nine months ended July 2, 2022. The decrease in cash used in investing activities was due to a $5.2 million decrease in capital expenditures, as the manufacturing footprint expansion in Bangkok, Thailand has been substantially completed.
We estimate capital expenditures for fiscal 2023 will be approximately $115.0 million to $125.0 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows used in financing activities were $22.4 million for the nine months ended July 1, 2023 compared to cash flows provided by financing activities of $122.1 million for the nine months ended July 2, 2022. The decrease was primarily attributable to a lesser increase in borrowings on the credit facility in the nine months ended July 1, 2023 of $34.0 million as compared to the nine months ended July 2, 2022 of $185.0 million and a decrease of $9.5 million in cash used to repurchase our common stock.
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
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended July 1, 2023, we repurchased 149,783 shares under this program for $13.5 million at an average price of $90.49 per share. During the nine months ended July 1, 2023, we repurchased 391,145 shares under this program for $37.4 million at an average price of $95.70 per share. As of July 1, 2023, $9.1 million of the 2023 Program remained available to repurchase shares.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 1, 2023 was $340.0 million. The maximum facility amount under the HSBC RPA as of July 1, 2023 was $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $205.3 million and $213.6 million of trade accounts receivable under these programs, or their predecessors, during the three months ended July 1, 2023 and July 2, 2022, respectively, in exchange for cash proceeds of $202.9 million and $212.3 million, respectively. We sold $616.6 million and $563.8 million of trade accounts receivable under these programs, or their predecessors, during the nine months ended July 1, 2023 and July 2, 2022, respectively, in exchange for cash proceeds of $609.4 million and $561.3 million, respectively. As of July 1, 2023 and October 1, 2022, $216.8 million and $222.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, our leasing capabilities and potential borrowings under our 5-year senior unsecured revolving credit facility

(referred to as the "Credit Facility"), including our ability to expand our revolving commitment, should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months and for the forseeable future. We believe our balance sheet is positioned to support the potential future challenges presented by macro-economic factors including increased working capital requirements associated with our sales growth. As of the end of the third quarter of fiscal 2023, cash and cash equivalents and restricted cash were $253.6 million, while debt, finance lease and other financing obligations were $492.2 million. If our future financing needs increase, including to support additional capital expenditures or investments in the growth of our business, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our existing financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2022 Annual Report on Form 10-K. During the third quarter of fiscal 2023, there were no material changes.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
Net Sales	9%	9%
Total Costs	16%	15%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of July 1, 2023, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of July 1, 2023, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of July 1, 2023, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of July 1, 2023, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2023, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended July 1, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 2, 2023 - April 29, 2023	50,949	$93.23	50,949	$17,982,510
April 30, 2023 - May 27, 2023	65,394	86.67	65,394	12,225,099
May 28, 2023 - July 1, 2023	33,440	93.79	33,440	9,088,846
	149,783	$90.49	149,783
(1) On August 18, 2022, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2023 Program as of July 1, 2023.
ITEM 5.    Other Information
On May 11, 2023, Todd Kelsey, the Company's Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 45,656 shares of the Company's common stock through August 2024.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal third quarter ended July 1, 2023, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	August 4, 2023	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	August 4, 2023	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer