Form 10-K
period 2023-09-30
PLEXUS CORP
filed 2023-11-17
CIK 785786

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
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 1, 2023, 27,646,417, shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $97.57 closing price of the registrant's common stock on the last trading day of its fiscal second quarter, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 580,296 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $2.6 billion.
As of November 13, 2023, there were 27,466,529 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 30, 2023

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, conflict in the Middle East, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
Plexus partners with companies to help create the products that build a better world. Our global team of nearly 25,000 individuals provides innovative solutions across the product lifecycle, specializing in the design, manufacture and service of highly complex products in demanding regulatory environments. Paired with our optimized and integrated global supply chain, we help our customers solve complex product challenges through a broad array of differentiated services—from product development and new product introduction through volume manufacturing, service and end-of-life. We provide these solutions to market-leading as well as disruptive global companies in the Healthcare/Life Sciences, Industrial and Aerospace/Defense sectors. Our solutions are supported across our 28 facilities in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
Our Vision, Mission and Strategy
Our vision is to help create the products that build a better world. Our mission is to be the leader in highly complex products and demanding regulatory environments. Our strategy to fulfill our vision and mission is consistent and can be summarized in four parts:
•Market Focus – We engineer innovative solutions for customers in growth markets featuring highly complex products and demanding regulatory environments.
•Superior Execution – We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through operational excellence.
•Passion Meets Purpose – We are united as a team. We are guided by our values and leadership behaviors. We do the right thing to support our team members, communities and customers.
•Discipline by Design – We hold ourselves accountable to delivering shareholder value through consistent application of a disciplined financial model.
To deliver on our strategy, we align our team members, operations, systems of oversight and financial metrics to create a high performance, accountable organization with an engaged workforce deeply passionate about driving growth through customer service excellence.
Financial Model
Our financial model aligns with our business strategy. Our primary long-term focus is to achieve a 9-12% compounded annual revenue growth rate while earning a return on invested capital ("ROIC") of 15%, which would exceed our weighted average cost of capital ("WACC") and represent positive economic return. Economic return is the amount by which our ROIC exceeds our WACC, and we believe it is a fundamental driver of shareholder value. We review our internal calculation of WACC annually; for fiscal 2023, our WACC was 9.0%.

For more information regarding ROIC and economic return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and economic return" in Part II, Item 7. For additional information on non-GAAP financial measures, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Solutions
With integrated solutions throughout the product lifecycle, our team strives to create innovative and efficient paths to deliver products to market, keep products in the market longer and help manage the product lifecycle sustainably and responsibly.
•Design and Development – Using the same tools and processes throughout our seven design centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and product commercialization solutions. We are committed to strengthening our capabilities as it relates to sustainable product design, including the ability to assess the global warming potential of a product based on its design and bill of materials and embedding eco-design principles into standard work.
•Supply Chain Solutions – Delivering an optimal supply chain solution is more than simply getting a product where it needs to be on time. We take a unique approach. Our supply chain experts engage in all of Plexus’ integrated solutions, working closely with our engineers to identify opportunities for supply chain optimization early in the design stage and throughout the product lifecycle. At Plexus, we take pride in managing the full supply chain to minimize cost, mitigate risk and provide a flexible, scalable solution for our customers.
•New Product Introduction – When introducing a new product, customers need to move quickly. Plexus offers a dedicated team focused on decreasing time to market with a full suite of integrated new product introduction services. Through early integration and collaboration, customers can take advantage of Plexus’ capabilities, such as design for excellence, specialized design of test solutions and rapid prototyping. The program is advanced by a dedicated Plexus team that supports a transition to volume manufacturing.
•Manufacturing – Our approach to manufacturing focuses on innovation, continuous improvement and superior quality and delivery. With a global footprint and scalable operations, we aim to tailor our manufacturing environment to meet each customer’s needs worldwide. As we strive for zero defects, we empower all team members with the knowledge that exceptional quality begins with each individual member of our team. We believe our capabilities and our culture position us to support the complex technology and regulatory needs of the industries we serve and to provide customers with innovative and dependable manufacturing services.
•Sustaining Services – Plexus Sustaining Services is committed to protecting our customers' brand reputation, supporting the success of each product in the marketplace and extending a product's end-of-life, while helping to minimize the impact of their products on the environment. From influencing a product design, which creates early access for lifecycle extension services and repair, to spare parts management and distribution, depot repair and refurbishment services, our Sustaining Services offers a full range of capabilities in all regions in which we operate.
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
Operations
Plexus is a Wisconsin-headquartered corporation operating from 28 active facilities, totaling approximately 5.1 million square feet. Plexus’ facilities are strategically located to support the global supply chain, engineering, manufacturing and sustaining service needs of customers in our targeted market sectors
Go-to-Market Strategy
We specialize in serving customers in the Healthcare/Life Sciences, Industrial and Aerospace/Defense market sectors. Each sector has a market sector vice president, as well as business development and customer management leaders who together oversee and provide leadership to teams that include business development directors, customer managers and directors, supply chain, engineering and manufacturing subject matter experts and market sector analysts. These teams maintain expertise related to each market sector and execute sector strategies aligned to that market’s unique delivery, quality and regulatory requirements.

Our market sector teams help to develop Plexus’ strategy for growth with a particular emphasis on expanding the value-add solutions we offer customers. Our sales and marketing efforts focus on expanding our engagements with existing customers as well as targeting new customers.
Customers and Market Sectors Served
Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with other technology pioneering start-ups and emerging companies that may or may not maintain manufacturing capabilities. During fiscal 2023, we served approximately 150 customers. GE Healthcare Technologies, Inc. ("GEHC") accounted for 10.3% of our net sales during fiscal 2023, while General Electric ("GE") accounted for 12.9% and 11.2% of our net sales during fiscal 2022 and 2021, respectively. During fiscal 2023, GE completed the separation of its healthcare business, GEHC, as a stand-alone company. No other customer accounted for 10.0% or more of our net sales in any of the last three fiscal years. Many of our large customers, including GEHC and GE, contract with us through multiple independent divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2023	2022	2021
Healthcare/Life Sciences	44%	41%	39%
Industrial	42%	46%	46%
Aerospace/Defense	14%	13%	15%
Total net sales	100%	100%	100%

Although our current business development focus is based on our targeted market sectors of Healthcare/Life Sciences, Industrial and Aerospace/Defense, we evaluate our financial performance and allocate our resources geographically (see Note 11 "Reportable Segments, Geographic Information and Major Customers" in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers an array of services for customers in each market sector and, aside from the specific go-to-market teams, generally we do not dedicate operational equipment, personnel, facilities or other resources to particular market sectors, nor do we internally track our costs and resources per market sector.

In addition to meaningful technology advancements, key government and policy trends impact our business, including approval of new medical devices, defense procurement practices and other government and regulatory processes. Plexus may benefit from increasing trends by original equipment manufacturers to outsource the design, manufacture and service of their products. Economic, business or regulatory conditions that affect the sector, larger relative net sales associated with a certain sector or our failure to choose to do business in appropriate subsectors, can particularly impact us.
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

The key electronic components we purchase include: advanced semiconductors, diodes, power management modules, microcontrollers, memory modules, interconnects, inductors, resistors, capacitors, power supplies and cable and wire. Component shortages, extended lead-times and subsequent allocations by our suppliers are an inherent risk within the electronics industry and have particularly remained an issue for semiconductors during fiscal 2023. We discuss the causes, implications, and potential implications of these shortages more fully in "Risk Factors" in Part I, Item 1A herein.

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

We believe our ability to provide a full range of services that complement the entire product lifecycle across a global footprint provides a business advantage. Relative to our competition, overriding factors such as lower manufacturing volumes, production flexibility, unique fulfillment requirements and complex regulatory and quality requirements typically result in higher investments in inventory and selling and administrative costs for us. The cost variance from our competitors is especially evident relative to those that provide EMS services for high-volume, less complex products, with less stringent requirements (e.g., consumer electronics).
Sustainability
Our ability to build a better world goes beyond the products we help create. We also strive to build a better world through how we innovate and operate. Our commitment to sustainable and responsible business practices is core to our strategy, integrated into our culture and foundational to the long-term success of our business. Our sustainability strategy and related goals reflect our commitment to addressing important social and environmental issues. In parallel, we seek to evolve our services in order to realize business opportunities associated with changing end-market demands and heightened stakeholder expectations related to more sustainable and responsible products and production practices.

Leveraging our innovation experience across the product lifecycle, we partner with our customers to uncover opportunities to eliminate emissions, waste and human impact risks associated with the manufacture and use of their products. This includes helping our customers design more environmentally sustainable products, assessing and deploying product life extension and part recovery strategies, and helping to enable a more responsible, sustainable supply chain.

We are focused on our own operational impact, as well, with a commitment to reducing our use of natural resources, transitioning to renewable and reusable resources and optimizing our operations through adoption of new technologies and automation. In fiscal 2023, we exceeded our year-over-year energy intensity reduction goal, baselined our waste streams across our global facilities and continued to celebrate innovative ideas related to environmental sustainability through our global continuous improvement competition. We were awarded the Prism Award for Sustainability, Supply Chain – Innovation from our customer, ASM International, in part for our efforts in fostering employee innovation related to environmental sustainability.

We realize our vision to build a better world fundamentally depends on the well-being and inclusive engagement of each individual on our team. As a responsible employer, we respect fundamental human rights, deploy global employment standards, such as through our membership with the Responsible Business Alliance (“RBA”), and combat human trafficking. We also realize in order to attract and retain talented individuals we must provide our team members the ability to do meaningful work, create memorable experiences beyond their role and continually grow through diverse and innovative engagements.

Our social impact extends beyond our team members, as we seek to collaborate and integrate with our local communities and find opportunities to partner throughout our value chain. Each year, we contribute to nonprofit causes, engage in community engagement events, identify and advocate for community improvement opportunities and encourage team member volunteerism. In addition to local impacts realized through our Employee Resource Groups (“ERGs”) and team member volunteer efforts, the Plexus Charitable Foundation donated over $1.0 million in fiscal 2023, bringing its total giving to $9.9 million since 2004.

We also are committed to driving greater transparency around our sustainability efforts and we published our inaugural Sustainability Report in fiscal 2023. More detailed information about Plexus’ sustainability efforts and progress can be found in that report located at https://www.plexus.com/en-us/corporate-social-responsibility. The information in the sustainability report and on Plexus’ website is not a part of this Annual Report on Form 10-K and is not incorporated by reference.
Human Capital Management
We are driven to differentiate Plexus with our talent and by our culture. How we manage our human capital is critical to how we deliver on our strategy and create sustained growth and value for our shareholders.
Purpose and Culture
We recognize a great culture is foundational to the success of our vision to create the products that build a better world. We are proud of our culture and the recognition we have received over the years as a great place to work. In building a great culture, we embrace four "non-negotiables":
•Our Values and Leadership Behaviors – Our Values and Leadership Behaviors establish the foundation upon which our culture is built, representing key expectations we have of our team members and emblematic of the work environment we strive to create. Our 10 Values and Leadership Behaviors are: Customer Focus, Relationships and Teamwork, Excellence, Open Communication, Integrity, Prioritize our People, Solve Problems, Be Courageous, Be Strategic and Innovate.

•Quality Begins with Me – We instill personal responsibility for quality in our team members through our Quality Begins with Me culture, a commitment to delivering zero defects and continuous improvement. A culture concentrated on each individual’s pledge that quality is critical to achieving our strategic goal of superior execution in delivering highly complex products in demanding regulatory environments.
•5Es of Customer Service Excellence – Through the 5Es of Customer Service Excellence, we describe for our team members what is required to exceed our customer’s expectations and enable growth through customer service excellence. In all aspects of our engagements, with both internal and external customers, we reflect the 5Es: We are Empathetic, Entrepreneurial, Empowered, Engaged, and we Ensure Accountability.
•One Plexus – One Plexus reflects our sentiment that we are stronger together than the sum of our parts. We embrace the One Plexus mentality through collaboration to ensure consistent operations globally and leverage the strengths and best practices of all facets of the organization to drive the best solutions for our customers.
Commitment to Values and Ethical Business Practices
Along with our Values and Leadership Behaviors, we act in accordance with our Code of Conduct and Business Ethics ("Code of Conduct"), which creates expectations and provides guidance for all team members and representatives of Plexus to make the right decisions. Our Code of Conduct includes topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations. It is used to reinforce our passion for operating in a fair, honest, responsible and ethical manner and articulates our responsibilities as a trusted leader in the business community. The Code of Conduct also emphasizes the importance of having an inclusive, welcoming environment in which all team members feel empowered to do what is right and are encouraged to voice concerns should violations of the Code of Conduct be observed. All team members are required to complete training on the Code of Conduct biennially.
Human Rights
At the core of our value system is a fundamental respect for human rights. Our Human Rights Policy formalizes Plexus' commitment to respect human rights and embodies internationally-recognized principles and the laws of the countries in which we operate.

We prohibit discrimination and harassment, recruiting fees imposed on our workers, the use of child labor, forced labor or labor that results from human trafficking, and the unreasonable restriction of movement or travel of workers. We support reasonable working hours and time off, fair wages, access to basic liberties (including clean sanitation facilities and potable water), freedom of association, the humane treatment of all workers and fair and honest business practices. Our Human Rights Policy supports the RBA Code of Conduct labor standards framework, and reinforces our statement in support of the California Transparency in Supply Chains Act and the UK Modern Slavery Act. Our Human Rights Policy was created by a cross-functional team appointed to conduct regular policy and impact mapping, as outlined by the UN Global Compact, to facilitate continuous improvement and commitment to our standards.
Diversity and Inclusion
At Plexus, diversity and inclusion ("D&I") does not simply mean representation. It means encouraging engagement, inclusion of all team members’ ideas and perspectives and driving meaningful connections among the global locations in which we operate. We have adopted the following D&I mission statement at Plexus, which is directly incorporated into our Code of Conduct:
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
Our strategy to enhance diversity at Plexus and to foster an inclusive culture includes the following:
•D&I Committee and Board Oversight – To oversee strategic objectives and to ensure appropriate accountabilities exist to support our efforts, D&I is incorporated into our executive Sustainability Committee, made up of key members of executive management, including our Chief Executive Officer. In addition, our Compensation and Leadership Development Committee of our Board of Directors reviews our D&I initiatives and results to cultivate a diverse workforce and inclusive culture.
•Employee Resource Groups – Our ERGs are voluntary, employee-driven groups organized around common interests and legitimate business purposes. Plexus current ERGs include:
◦Plexus Pride – Plexus Pride is focused on supporting the needs of the LGTBQ+ community by creating greater awareness of the challenges and uniqueness of this demographic. They aim to provide educational, networking and development opportunities for all Plexus team members.

◦Plexus Veterans Network – The goal of the Plexus Veterans Network is to enhance Plexus’s ability to hire, develop and support U.S. veterans across the organization to improve business outcomes. The network facilitates veteran outreach, camaraderie and mentorship opportunities around the veterans’ community.
◦Plexus Young Professionals – Plexus Young Professionals focuses on creating an environment that fosters collaboration and development for the young professionals at Plexus. This group desires to enhance talent development and retention, create an environment that fosters networking and sponsorship for career growth and provide community engagement opportunities. The group’s membership spans across all three operating regions, totaling 15 chapters across Plexus.
◦UnusPlexus – UnusPlexus’ purpose is to celebrate the different cultures and diversity within Plexus. The group plays a key role in embodying the D&I mission at Plexus, and through its tenets of communication, cultural celebration and community outreach, creates impactful experiences across Plexus.
◦Women in Network – Women in Network has a mission to champion the advancement of women in their professional and personal development through various career and life changes. This ERG aims to contribute to more women in elevated roles and increased diversity in leadership positions across Plexus.
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
•Gender & Underrepresented Minorities Recruitment Strategy – Our talent acquisition teams have a strategic initiative to widen the funnel of talent seeking to join Plexus. Efforts in this space are customized by geography based on the current workforce dynamic. This includes partnerships with organizations such as the Society of Women Engineering ("SWE"), universities with diverse student populations and groups supporting underrepresented minorities with leadership aspirations across many disciplines. Further, as part of our efforts to expand diversity within our recruitment practices, we established a requirement that all interview panels for management job levels contain at least one diverse team member.
•Employee Benefits & Programs – Plexus has a number of policies and benefits in place to support the unique needs and overall well-being of our team members and their families, including flexible workplace, paid parental leave and a Plexus Wellness Program to ensure our team members have access to the resources they need to lead healthy, balanced lives. For our team members, this includes access to our Employee Assistance Program ("EAP"), or similar program depending on country.
•Community Involvement & Volunteerism – Community involvement, volunteering and charitable giving are important to ensure we are investing and promoting positive impacts in the communities in which we operate and where our team members live. Within each community where we have a physical location, we provide donations to local charities that enhance innovation, promote technology-related educational programs (STEM) and preserve the quality of life. Plexus also offers paid, volunteer time off for team members who want to give back at qualified organizations or community events.
Talent Development & Acquisition
Our commitment to holistic talent management means that we expect and reward high performance and address underperformance with urgency, candor and empathy. We engage in regular talent reviews to calibrate on the performance and potential of our teammates, their development needs, career pathing and the strength of our succession plans. During these reviews, we also assess retention rates and the diversity composition of our leaders. Competency-based training, leadership development programs and online learning provide the foundation for a learning culture and ongoing development for team members at all levels. While our goal is to develop our own talent, we recruit new graduate and experienced talent by valuing potential and personality traits that align with our Values and Leadership Behaviors, as well as experience.
Employee Engagement
At every facility, in every organization and at all levels, we strive to continuously improve the engagement of our teammates. We survey employee engagement annually through our employee net promotor score and we identify strengths and act on areas of opportunity to enhance our work environment and increase employee satisfaction. In 2023, we received responses from 97% of our team members through the survey.

Compensation
Our philosophy is to competitively compensate all team members for their contributions to Plexus and to appropriately motivate team members to provide value to Plexus' shareholders. To ensure compensation is competitive, performance-based and fair, we are disciplined in the way we establish and evaluate pay. We assign each role a pay range based on its job accountabilities and the pay practices for similar roles in the marketplace. Team members are compensated within their applicable pay range based on a number of factors, including the employee's education, experience, performance and potential. At least annually, we reevaluate employee pay based on these criteria. Short and long-term incentive pay is designed to be competitive, improve employee retention, reward team members for performance supporting our strategic objectives and align team members with the interests of shareholders to deliver both short-term and long-term results. Approximately 19% and 3% of our team members participate in our short and long-term incentive programs, respectively.
Worker Rights, Health and Safety
We are committed to complying with applicable laws, including those associated with labor and employment, across all areas of our operations. In addition, as an active member of RBA, we abide by their global standards, irrespective of legal requirements, regarding the treatment of workers. We are one of several companies actively partnering with the RBA to abolish human trafficking by holding foreign labor agencies accountable for upholding sound recruiting processes.

Protecting our team members and those within our communities is essential. We strive to be the safest place for our team members away from home. Plexus takes an adaptive and proactive approach to ensure we conduct all of our operations across the globe safely and responsibly and we maintain a method of evaluating environmental, health and safety performance for continual improvement. This includes setting and reviewing environmental, health and safety goals. We are committed to providing a workplace that respects the health and safety of all those who work, visit or are contracted to provide a service in our facilities.
Human Capital Management Governance
As part of our governance structure, we have established an Organizational Performance Committee, an executive body comprised of the Chief Executive Officer, Chief Human Resources Officer ("CHRO") and other executives that oversee our human capital strategy. In addition, our CHRO and other key leaders within our Human Resources organization provide a quarterly update to the Compensation and Leadership Development Committee of the Board of Directors on our strategy for talent development and retention, including succession planning for key talent. This includes assessing the diversity of successor candidates for key management roles. Management also updates the Board of Directors regularly on employee-related policies and efforts intended to protect our team members and to preserve our corporate culture.
Employee Data
Of our nearly 25,000 team members, 50.3% are female, 49.0% are male and 0.7% choose not to identify. The majority of our workforce, 54.1%, is located in our APAC region, while 31.7% and 14.2% of our team members are located in our AMER and EMEA regions, respectively. Approximately 165 of our team members in the United Kingdom are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our team members in China, Germany, Malaysia, Mexico, Romania, Thailand and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are positive and stable. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees.
Intellectual Property
We own various service marks that we use in our business, which are registered in the trademark offices of the United States and other countries. We develop and maintain trade secrets but do not generally seek to protect trade secrets through patents. We do not have any material copyrights.
Information Technology
Our core solutions for manufacturing facilities include a single-instance enterprise resource planning (“ERP”) system in addition to product data management and advanced planning and scheduling systems, along with consistent solutions for warehouse management and shop floor execution that support our global operations. This consistency augments our other management information systems, allowing us to standardize the translation of data from multiple production facilities into operational and financial information required by the business. The related software licenses are of a general commercial character on terms customary for these types of agreements. In addition, by taking advantage of virtualization technology, we are able to realize gains in efficiency and up-time supporting our critical operations.

We strive to promote innovative technologies, solutions and processes within our information technology (“IT”) infrastructure to enable Plexus to differentiate from our competition. As technology solutions continue to evolve, so do the myriad of risks introduced to the organization. The delivery of business value through technology is highly dependent on the holistic identification and management of IT risks. We maintain a comprehensive information protection and privacy program that contains policies and practices supporting administrative, technical and physical safeguards, which collectively demonstrate the priority of information security and privacy globally. Information security and data privacy are the foundation of our cybersecurity program. We have a dedicated team devoted solely to our cybersecurity strategy, design, implementation, monitoring and continuous improvement. The cybersecurity team collaborates with others in the delivery of network security, anti-malware, email security, endpoint security, detection/alerting, application security, data security, identity and access management, incident response, cybersecurity awareness, vulnerability management, and IT risk and threat intelligence.

We have established a comprehensive collection of policies and standard operating procedures to define our cybersecurity strategy, which is based on a “defense in depth” methodology; multiple layers of administrative, operational, technical and physical safeguards are used to protect information systems and data. The strategy also includes “security by design” for all technical and business solutions, where security and control requirements are identified and met prior to a solution being released into production and throughout all lifecycle phases.

We also employ a governance framework that facilitates awareness, oversight accountabilities and risk management activities across the business. This framework includes oversight by the Audit Committee of our Board of Directors, which reviews the effectiveness of the Company’s governance and management of information technology risks, including those relating to business continuity, cybersecurity, regulatory compliance and data management. Plexus also utilizes executive-level IT and Security Steering Committee as well as an established IT Cybersecurity Incident Response Team with a formal incident response plan based on the National Institute of Standards and Technology (“NIST”) framework in the event of a cyber-incident.

Continuously enhancing our IT environment to meet the increasing needs of cybersecurity and privacy regulations remains a top priority. We discuss the risks relating to cybersecurity and their potential impact more fully in “Risk Factors” in Part I, Item 1A herein.
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

We are also subject to a variety of regulations associated with environmental compliance, as well as those governing employee health and safety. These regulations are related to topics such as: monitoring, tracking and reporting of air and water emissions; tracking and disposing of wastes generated from our manufacturing process; and evaluating and mitigating employee health and safety hazards in our facilities.

See "Risk Factors" in Part I, Item 1A, herein, for more detail around risks pertaining to compliance with laws and regulations.
Regulatory Requirements
All Plexus manufacturing and engineering facilities are certified to a baseline Quality Management System standard per ISO9001:2015. We have capabilities to assemble finished medical devices meeting the U.S. Food and Drug Administration’s (“FDA”) Quality Systems Regulation requirements and similar regulatory requirements in other countries.

We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2016	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
JMGP accreditation	X	X	X
GMP-Korea certification			X
ANVISA accreditation	X	X	X
NPMA (National Medical Products Administration) registration		X
ISO 14001(environmental management)	X	X	X
ISO 45001 (occupational health and safety)		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
EASA repair approval	X
ATEX/IECEx certification			X
IRIS certification (Railway)		X
ISO 50001:2011 (energy management)			X
Bureau of Indian Standards (BIS)			X
TL9000 (telecommunications)	X
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

We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand for our services. Customers also cancel, change or delay design, production or sustaining services demand and schedules, or fail to meet their forecasts for a number of reasons beyond our control. Customer expectations can change rapidly, requiring us to take on additional commitments or risks. In addition, customers may fail to meet their commitments to us or our expectations. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future. This risk continues to be heightened by potential volatility in end-market demand for our customers' products or our services as a result of external factors such as the current inflationary environment, supply chain constraints, global conflicts, regulatory change and general economic uncertainty.

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

Rapid increases in customer demand may stress personnel and other capacity resources. We may not have sufficient resources, including personnel and components, at any given time to meet all of our customers’ demands or to meet the requirements of a specific program, which could result in a loss of business from such customers. Rapid decreases in customer demand may result in operational inefficiencies and excess inventory, which could harm our gross profit margins and results of operations.

The need for us to correctly anticipate component needs is amplified in times of shortages. The current environment of tight component supply and other factors discussed above, can increase the difficulties and cost of anticipating changing demand. Moreover, because our margins vary across customers and specific programs, a reduction in revenue with higher margin customers or programs will have a more significant adverse effect on our operating results.

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
Our competitors may:

•respond more quickly than us to new or emerging technologies
•be faster to develop new business models or otherwise adapt to evolving customer requirements and needs
•have greater name recognition, critical mass and geographic and market presence
•be better able to identify and take advantage of acquisition opportunities
•have lower internal cost structures
•have greater direct buying power with component suppliers and distributors
•devote greater resources to the development, promotion and sale of their services and execution of their strategy
•be better positioned to compete on price for their services
•have technological expertise, capabilities and/or resources that are greater than ours
•have excess capacity, and be better able to utilize such excess capacity
•be better positioned to add additional resources, and
•be willing or able to make sales or provide services at lower margins than we do.

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

Our 10 largest customers accounted for 49.6% and 56.2% of our net sales in fiscal 2023 and 2022, respectively. During each of these periods there was one customer that represented 10.0% or more of our net sales.
Our major customers may vary from period to period, and our major customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile or temporary nature of certain programs. In any given period, a higher portion of our sales may be concentrated with customers or projects with relatively lower margins, which could adversely affect our results. We have experienced from time to time, and in the future may experience, significant disengagements with customers or of programs, adverse changes in customer supply chain strategies and the end-of-life of significant programs. Especially given our discrete number of customers, the loss of, or significant reductions in net sales to, any of our major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations.

In addition, we focus our sales efforts on customers in only a few market sectors, as identified in Part I, Item 1, herein. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Any weakness in our customers’ end markets could affect our business and results of operations. Economic, business or regulatory conditions that affect the sector, or our failure to choose to do business in appropriate subsectors, can particularly impact us. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the U.S. healthcare sector generally. In addition, the Healthcare/Life Sciences sector is affected by health crises, such as COVID-19. The semiconductor industry has historically been subject to significant cyclicality and volatility. Further, changing export regulations, including U.S. government regulations relating to the export of advanced semiconductors and chip-manufacturing equipment that may limit our ability to ship certain components or products to customers in China or potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors.

We rely on timely and regular payments from our customers, and the inability or failure of our major customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations. We also have receivables factoring agreements in place; therefore, deterioration in the payment experience with or credit quality of our customers with respect to which we factor receivables, or issues with the banking counterparties to our factoring agreements, could have a material adverse effect on our financial condition and results of operations if we are unable to factor such receivables.

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

We and our customers are subject to extensive government regulation, legal requirements and industry standards (as well as customer-specific standards) relating to the products we design, manufacture and service as well as how we conduct our business. This includes regulations and standards relating to labor and employment practices, workplace health and safety, manufacturing practices and quality systems, the environment, sourcing and import/export practices, data privacy and protection, ethics, financial reporting, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory enforcement activity has increased in recent periods. Regulatory changes and restrictions can be announced with little or no advance notice. A failure to comply with laws, regulations or standards applicable to our business can result in, among other consequences, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, including debarment, and could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

Our Healthcare/Life Sciences sector is subject to statutes and regulations covering the design, development, testing, manufacturing, labeling and servicing of medical devices and the reporting of certain information regarding their safety, including regulations by the Food and Drug Administration and similar regulations in other countries. We also design, manufacture and service products for certain industries, including certain applications where the U.S. government is the end customer, that face significant regulation by the Department of Defense, Department of State, Department of Commerce, Federal Aviation Authority and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation. In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, as well as standards of quality systems, technologies or markets. Failure to navigate these regulatory obligations and burdens could impact our operating results as well as cause reputational damage.

The regulatory climate can itself affect the demand for our services. For example, government reimbursement rates and other regulations, the financial health of healthcare providers, and changes in how healthcare systems are structured, and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in the Healthcare/Life Sciences sector as well as impact our margins.

Our customers are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Our customers’ failure to comply could affect their businesses or reputation, which in turn would affect our sales to them and pose potential reputational risk to us. In addition, if our customers are required by regulation or other requirements to make changes to their products or in their product lines, these changes could significantly disrupt particular programs we have in place for these customers and create inefficiencies in our business. Failure of our customers to identify or flow down any such requirements to us could result in production of non-compliant product, which could restrict their ability to sell such products, thus affecting our sales to them.

We may fail to identify acquisition targets, successfully complete future acquisitions, successfully integrate acquired operations or recognize the anticipated benefits of an acquisition, which could adversely affect our operating results.

If we pursue new capabilities or geographies to enable growth through acquisitions, such activities would involve significant risks that could have a material adverse effect on us. These include operating risks such as the inability to successfully identify acquisition targets or, once a target is identified, to successfully negotiate and close an acquisition; to integrate businesses, systems and personnel; to navigate potential impacts on customer programs and relationships; and to realize anticipated synergies or economies of scale. They also include strategic risks such as the diversion of management time and attention from other business activities and opportunities and financial risks such as the use of cash or incurrence of additional debt and interest expense as consideration for the acquisition and to fund the activities required to pursue acquisitions, the potential volatility or weakness in our stock price as a result of the announcement of such transactions, the incurrence of large write-offs or write-downs as a result of the acquisition and other potential financial impacts.

Risks impacting our Superior Execution

Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.

We have operations in many countries. Operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, although we have repatriated a substantial amount of cash since the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) in 2017, a significant amount of our cash balances remain held outside of the U.S., with a particular concentration in Malaysia and China. We support customers operating in various countries and purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, including with any introduction of facilities in new locations, subject us to risks that could materially impact our operations and operating results, such as the following:

•economic, political or civil instability
•civil or international conflicts and war, including the risk of escalation in the Russia-Ukraine war, conflict in the Middle East, escalating tensions between China and Taiwan as well as China and the U.S.
•transportation delays or interruptions
•exchange rate fluctuations
•potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.
•changes in labor markets, such as government-mandated wage increases (which we are experiencing in Malaysia and Romania), increases to minimum wage requirements, changes in union-related laws, regulations or practices, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures
•customers shifting parts of their manufacturing and supply chains to different countries, including re-shoring, which may impact footprint needs and create operational disruption due to transition efforts
•compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the European Union’s General Data Protection Regulation (the “GDPR”), applicable to companies with global operations
•changing U.S. government export regulations, particularly relating to advanced semiconductors and chip-manufacturing equipment, may limit the ability to ship certain components or product to customers in China, and source the components necessary to manufacture customer product in China
•changes in the taxation of earnings in the U.S. and in other countries
•reputational risks related to, among other factors, varying standards and practices among countries
•changes in duty rates
•significant natural disasters and other events or factors impacting local infrastructure
•the effects of other international political developments, such as tariffs, embargoes, sanctions, boycotts, trade wars, energy disruptions, trade agreements and changes in trade policies, including those which may be affected by the U.S. and other countries’ political reactions to those actions, and
•other regulatory and legal requirements and industry standards, and changes thereto.

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

A significant portion of our operations is currently located in the APAC region, particularly in Malaysia. The concentration of our operations, workforce, assets and profitability in that region exposes us to adverse developments, economic, political or otherwise, in those countries.

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

Additionally, continued uncertainty regarding commercial dealings, tariffs, export regulations and other trade protection measures between the U.S. and China, heightened by escalating geopolitical tensions, may affect our ability to do business in China, may impact the cost of our products originating in China and may impact the demand for our products manufactured in

China in the event our customers reduce or eliminate their operations in China. These actions could also affect the cost and/or availability of upstream source materials or components that we procure from suppliers in China, as well as create disruptions, delays, shortages or increased costs within our global supply chain. Government-imposed restrictions on where we or our customers can produce certain types of products or source components or with whom we can conduct business, such as named companies or industries identified in the 2021 National Defense Authorization Act, outbound investment restrictions, and recent export regulations limiting advanced semiconductors and chip-manufacturing equipment, could limit our ability to sell or manufacture products or services in China, or source components from certain companies or geographies. These factors can negatively affect our operating results and financial position, including reducing our revenues and profitability as a result of having to minimize engagements in China or requiring us to shift such production or the sourcing of components to potentially other higher-cost locations.

Further, the extent to which the conflict between Russia and Ukraine, conflict in the Middle East or the escalating tensions between China and Taiwan or China and the U.S. may impact our business or results of operations will depend on future developments, including the severity and duration of any conflicts, their impact on global supply chains and their impact on regional and global economic conditions including the ability of our customers or suppliers to do business in those or surrounding countries and the inflationary effects of such conflicts on our profitability. These tensions have resulted in, and may continue to cause, global disruptions creating significant volatility in financial markets and the global economy.

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

In addition, components that are delivered to us may not meet our specifications or other quality criteria. Certain components provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement materials and parts may negatively affect our manufacturing operations and operating results. The inadvertent use of any such parts or products may also give rise to liability claims. Further, the commitments made to us by our suppliers, and the terms applicable to such relationships, may not match all the commitments we make to, and the terms of our arrangements with, our customers, and such variations may lead us to incur additional expense or liability and/or cause other disruptions to our business.

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

Due to the highly competitive nature of our industry, an inability to obtain sufficient inventory of quality components on a timely basis and for a reasonable price, could also harm relationships with our customers and lead to loss of business to our competitors.

Our services involve other inventory risk.

Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although, in general, our commercial contracts with our customers obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, we generally finance these purchases initially. In addition, suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer or a product’s end-of-life may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead-times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which leads to an increase in inventory in the short term and may lead to increased excess or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

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

We have a complex business model and are subject to rapidly changing technology requirements; our failure to properly manage or execute on that model and those requirements could adversely affect our operations, financial results and reputation.

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

The complexity of our model, which encompasses a broad range of services including design and development, supply chain solutions, new product introduction, manufacturing and sustaining services, often results in complex and challenging contractual obligations and unique customer requirements. In addition, program complexity and associated customer expectations have increased in recent years with respect to certain capabilities, commitments, allocation of risk and compliance with third-party standards, requiring extraordinary measures to ensure operational execution and compliance within unique, non-standard engagements. If we fail to meet those obligations, or are otherwise unable to execute on our commitments or unsuccessfully mitigate such risks, then it could result in claims against us, regulatory violations, or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts. A failure to adequately understand unique customer requirements may also impact our ability to estimate and ultimately recover associated costs, adversely affecting our financial results.

Many of our customers' markets are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The sustained success of our business will depend upon our continued ability to:

•attract and retain qualified engineering and technical personnel, especially in times of tight labor markets
•choose, maintain and enhance appropriate technological and service capabilities
•successfully manage the implementation and execution of information systems
•develop and market services that meet changing customer needs
•effectively and efficiently execute our services and perform to our customers’ expectations, and
•successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

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

Some of our facilities are located in areas that may be impacted by natural disasters including tornadoes, hurricanes, earthquakes, water shortages, tsunamis or floods. Further, there continues to be concern that global climate change is impacting the frequency and severity of these natural disasters. All facilities are subject to other potential natural or man-made disasters such as those related to weather events or global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, workplace violence and failures of utilities. If such an event was to occur and we did not have an effective business continuity plan in place, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities in close proximity. For example, we maintain significant production capacity in Penang, Malaysia, and an event in that geography could materially hinder our production capabilities. Potential harms include the loss of business continuity, financial risk, the loss of business data and damage to infrastructure. These natural disasters and physical climate risks could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks, such as our facilities in Malaysia that are at or near sea level.

In addition, some of our facilities possess certifications or unique equipment necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications or equipment could adversely affect our ability to provide products and services to our customers, and potentially have a negative effect on our relationships and financial results.

Although we have implemented policies and procedures with respect to physical security, we remain at risk of unauthorized access to our facilities and the possible unauthorized use or theft of inventory, information or other physical assets. If unauthorized persons gain physical access to our facilities, or our physical assets or information are stolen, damaged or used in an unauthorized manner (whether through outside theft or industrial espionage), we could be subject to, among other consequences, interruption in our operations, negative publicity, governmental inquiry and oversight, loss of government contracts, litigation by affected parties or other future financial obligations related to the loss, misuse or theft of our or our customers’ data, inventory or physical assets, any of which could have a material adverse effect on our reputation and results of operations.

An inability to successfully manage the procurement, development, implementation or execution of information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect our business and reputation.

As a global company with a complex business model, we are heavily dependent on our information systems to support our customers’ requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, cybersecurity, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business. We periodically make strategic investments in enterprise-wide systems as prior systems reach end-of-life, to enable global scalability or to add capability. Implementing new technology on this scale is complex and can create operational disruption if the implementation fails to meet our expectations.

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. Due to the intellectual property we maintain on our systems related to high technology components, sub-components, manufacturing processes and our customers’ products, we are a likely target from various external cyber threats, such as lone attackers, nation states seeking to gain access to such intellectual property, as well as both unintentional and malicious internal threats. In addition, lone and organized crime elements have been known to extort money by encrypting their victims’ data (ransomware) and/or utilizing their victims’ resources for unauthorized mining of cryptocurrency.

The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach or cyberattack could result in, among other things, interruption to our operations, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, fines and penalties, negative reactions from current and potential future customers, and reputational damage, any of which could adversely affect our financial results. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches or attempted breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. This risk is enhanced as a result of an increase in our remote workforce due to evolving flexible workplace practices, for example by reason of utilizing home networks that may lack encryption or secure password protection, virtual meeting/conference security concerns and an increase of phishing/cyberattacks around our remote workforce's digital resources.

Moreover, we are subject to increasing expectations and data security requirements from our customers, generally, as well as specific data handling requirements due to the nature of their end products, including those related to the Export Administration Regulations/International Traffic in Arms, Federal Acquisition Regulation, Defense Federal Acquisition Regulation Supplement and Cybersecurity Maturity Model Certification. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, GDPR and similar legislation in jurisdictions in which we operate impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly. Failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.

There may be problems with the products we design, manufacture or service that could result in liability claims against us, reduced demand for our services and damage to our reputation.

We design, manufacture and service products to our customers’ specifications, many of which are highly complex, for market sectors that generally have higher risk profiles. Further, the services we provide to our customers continue to expand to encompass full product development, commercialization, production, and sustaining services, including support of sustainability-related efforts and regulatory compliance programs. As we assume more responsibility across the product lifecycle, our customers’ expectations may extend beyond what has historically been expected of electronics manufacturing service providers. These dynamics increase the risks inherent in those engagements. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design, manufacturing or servicing of products. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, product design, manufacturing processes, servicing, a component defect or otherwise, may result in delayed shipments to customers or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may be initiated through various means, such as our contractual commitments, strict liability or other claims raised by third parties, and may include damages for the recall of a product, injury to person(s) or property, or other penalties.

Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. While we seek to secure contractual protection and/or to insure against many of these risks, we may not have practical recourse against certain third parties, and contractual protections, insurance coverage or supplier warranties, as well as our other risk mitigation efforts, may be inadequate, not cost-effective or unavailable, either in general or for particular types of products or issues. We occasionally incur costs defending claims, we may be unsuccessful in defending against claims and incur financial liabilities, and any such disputes could adversely affect our business relationships.

A failure to comply with customer-driven policies and standards, and third-party certification requirements or standards could adversely affect our business and reputation.

In addition to government regulations and industry standards, our customers may require us to comply with their own or third-party quality standards, commercial terms, or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies and/or terms with our suppliers, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the market sectors in which we operate or imposed by third-party organizations.

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

Risks impacting our Passion Meets Purpose

We depend on our workforce, and the inability to attract, develop and retain personnel or an increase in personnel costs or other personnel disruptions may harm our business.

If we fail to attract, develop and retain sufficient qualified personnel, including key leadership positions and highly skilled technical roles, our operations and, consequently, our financial results, could be adversely affected. A number of factors may adversely affect labor availability in one or more of our locations, including wage pressure and changing wage requirements, restrictions on immigration or labor mobility, local competition, high employment rates, high turnover rates and local labor laws. These labor-related issues and labor shortages are pronounced, and we expect these conditions to persist.

We have also experienced inflationary or other general personnel cost increases due to economic conditions and government-mandated wage increases. Further, increases in turnover rates can lead to decreased efficiency and increased costs in our operations, such as increased overtime to meet demand, increased wage rates to attract and retain employees, and costs associated with recruiting training replacement personnel. If we are unable to offset these labor cost increases through price increases, growth or operational efficiencies, labor cost increases could have a material adverse effect on our operating results and cash flows.

We also depend on good relationships with our workforce. Monitoring employee engagement and maintaining a healthy workplace culture based on our values and leadership behaviors is important to developing these good relationships and retaining a committed workforce. A failure to foster a strong, healthy culture, or a failure to adopt or maintain policies and practices that enhance our workplace culture or competitiveness, such as those related to diversity and inclusion, workplace flexibility or other employee benefits, could adversely impact our ability to attract, develop and retain personnel and could substantially affect our operations and financial results. Further, dissatisfied employees may be more likely to seek union organization, which could disrupt our business, increase the risk of a labor strike and adversely impact our operations, financial results, and reputation.

From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service, that affect our executive officers and other key employees, including those that are unexpected. Transitions or other changes in responsibilities among officers and key employees without having identified and ready successors for these critical roles, particularly when such changes are unanticipated, unplanned or not executed effectively, inherently can cause disruptions to our business and operations, as well as harm our reputation, which could have an effect on our results. Further, as we grow in size and complexity, a failure to effectively develop personnel and plan for the succession of critical roles may result in shortfalls in the talent and skills required to execute effectively and grow our business, which could affect our operations and financial results.

Evolving expectations on environmental, social and governance ("ESG") matters, including global climate change, by various stakeholders could negatively affect our business.

Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and associated voluntary and involuntary reporting requirements. Specifically, certain stakeholders are beginning to request or require that we provide information on our plans relating to certain climate-related matters such as greenhouse gas emissions, and we expect this trend to continue and be amplified by existing and potential legislation, such as the Corporate Sustainability Reporting Directive in the European Union and the proposed U.S. Securities and Exchange Commission ("SEC") regulations relating to climate change disclosure. A failure to adequately meet stakeholder expectations and reporting requirements may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, an inability to attract and retain customers, and an inability to attract and retain talent. In addition, our adoption of certain standards, related reporting requirements, or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our customers’ products in various industries to our costs of compliance in the manufacturing and servicing of our customers’ products, all of which may impact our results of operations.

Further, increased public awareness and concern regarding global climate change may result in new or enhanced requirements and/or stakeholder expectations to reduce or mitigate the effects of greenhouse gas emissions and transition to low-carbon alternatives, driven by policy and regulations, low-carbon technology advancement and shifting consumer sentiment and societal preferences. These transition risks could negatively impact our financial condition and results of operations including by means of carbon pricing mechanisms, investments in lower greenhouse gas emissions technology, increased cost of raw materials and mandates on and regulation of existing products and services.

In addition, transition to low-carbon alternatives could result in reduced demand or product obsolescence for certain of our customers’ products and/or price modifications for our customers’ products and the resources needed to produce them. This could in turn put pressure on our manufacturing costs and result in reduced profit margin associated with certain of our customer programs, or loss of customer programs that we may not be able to replace.

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

Also, there are inherent risks associated with the timing and ultimate realization of anticipated revenue and profitability from a new program or service; these factors can sometimes extend for a significant period. Some new programs or services require us to devote significant capital and personnel resources to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product or services on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, regulatory approvals or economic conditions. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program’s or service’s requirements, could result in lost financial opportunities and adversely affect our results of operations.

In recent years, ramping new programs has been a key contributor to our revenue growth. The management of resources in connection with the establishment of new or recent programs and customer relationships and the need to estimate required resources in advance of production can adversely affect our gross and operating margins and level of working capital. These factors are particularly evident in the early stages of the life-cycle of new programs, which typically lack a track record of order volume and timing as well as production efficiencies in the early stages. We typically manage multiple new programs at any given time; therefore, we are exposed to these factors in varying magnitudes.

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

Our industry frequently sees periods of expansion and contraction. We regularly contend with these issues and must carefully manage our business to meet changing customer and market requirements. If we fail to manage these growth and contraction decisions effectively, or fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer. Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, we expanded our geographic locations by constructing a new manufacturing facility in Bangkok, Thailand, to supplement our footprint in the Asia-Pacific region. In addition, we may expand our operations in new geographical areas where currently we do not operate. If we are unable to effectively manage this or other expansions or consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. Other risks of current or future expansions, acquisitions and consolidations include:

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

In addition, to meet our customers' needs, particularly when the production requirements of certain products are site-specific, to achieve increased efficiencies or to address factors affecting specific locations, such as tariffs and trade disputes, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location. We may also encounter situations where our lack of a physical presence in certain locations may limit or foreclose opportunities.

Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences or further developments affecting our deferred tax assets could adversely affect our results.

Our effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the U.S. (including additional guidance and interpretations related to U.S. Tax Reform or potential passage of tax regulation changes under the U.S. presidential administration) or other countries, could continue to have a material impact on our operating results. Among other things, we have been, and are expected to continue to be, affected by the global intangible low-taxed income provisions added by U.S. Tax Reform and related new tax legislation, interpretations and guidance. Our effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. In addition, the implementation of U.S. Tax Reform has required the use of estimates, which may be refined in future periods. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions, which could be unfavorably altered by the local taxing authorities, changes to U.S. tax policy. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance.

A global minimum tax has been, or is anticipated to be, implemented in many of the countries in which Plexus operates. We anticipate this will materially and unfavorably impact our existing tax holidays and effective tax rate although to what extent is difficult to estimate without final rules and regulations. As of September 30, 2023, we currently expect those impacts to begin in our fiscal 2025, increase in fiscal 2026, and carry forward.

Our taxable income in any jurisdiction is dependent upon the local taxing authority’s acceptance of our operational and intercompany transfer pricing practices as being at “arm’s length.” Due to inconsistencies among jurisdictions in the application of the arm’s length standard, our transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. Risks associated with transfer pricing adjustments are further highlighted by the global initiative from the Organisation for Economic Cooperation and Development called the Base Erosion and Profit Shifting ("BEPS") project. The BEPS project is challenging longstanding international tax norms regarding the taxation of profits from cross-border business. Given the scope of our international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact our income tax expense.

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

Although we have credit facilities, we cannot be certain that our existing credit arrangements will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations and/or increased working capital needs. In addition, if we do not comply with the covenants under our credit facility, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit facility and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle. While we currently believe we have ample liquidity to manage the financial impact of current economic conditions, we can give no assurance that this will continue to be the case if the impact of current or worsening economic conditions is prolonged.

Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives including additional investments in our business. In addition, we also have receivables factoring programs. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates increase. Persistent inflation, especially in Europe and the U.S., has led central banks to rapidly raise interest rates throughout fiscal year

2023 to dampen inflation. These increases in interest rates will directly impact the amount of interest we pay on our variable rate obligations and continued or sustained increases in interest rates could negatively impact our business.

We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new facilities, or through a combination of these methods. We may not be able to obtain capital when we want or need it, particularly in light of ongoing volatility in the capital markets, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible securities to raise capital, it may be dilutive to shareholders’ ownership interests; we also may not be able to offer our securities on attractive or acceptable terms in the event of volatility or weakness in our stock price. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any current or future financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.

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

The impacts of a potential resurgence of COVID-19 or other severe global health crisis could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities.

We, our suppliers, and our customers had modified our business practices for the continued health and safety of our employees during the outbreak of COVID-19. If a resurgence of COVID-19 or other severe global health crisis occurs, we may be required to take further actions that are in the best interests of our employees, which could result in disruptions or delays and higher costs. The implementation of health and safety practices by us, our suppliers, or our customers could impact customer demand, supplier deliveries, our productivity and costs, which could have a material adverse impact on our business, financial condition, or results of operations.

The foregoing and other disruptions to our business as a result of a global health crisis has had and could continue to have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Not applicable.

ITEM 2.    PROPERTIES
Our facilities are comprised of an integrated network of manufacturing and engineering centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 5.1 million square feet of active capacity. This includes approximately 2.1 million square feet in AMER, approximately 2.4 million square feet in APAC and approximately 0.6 million square feet in EMEA. Our active facilities as of September 30, 2023 are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico (1)	Manufacturing/Engineering	741,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Portland, Oregon	Manufacturing	91,000	Leased
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	41,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,530,000	Owned
Bangkok, Thailand	Manufacturing	389,000	Owned
Haining, China (1)	Manufacturing	264,000	Leased
Xiamen, China	Manufacturing	133,000	Owned
Xiamen, China (1)	Manufacturing	120,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Oradea, Romania	Manufacturing	108,000	Leased
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	21,000	Leased

(1)The facilities in Guadalajara, Mexico; Buffalo Grove, Illinois; Penang, Malaysia; Haining, China; and Xiamen, China include more than one building.

ITEM 3.    LEGAL PROCEEDINGS
Refer to Note 10, "Litigation," for information regarding legal proceedings in which we are involved.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
Our common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Standard & Poor's MidCap 400 Index ("S&P 400") and the Nasdaq Stock Market Index for Electronic Components Companies ("Nasdaq-Electronic Components"). The values on the graph show the relative performance of an investment of $100 made on September 28, 2018 in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.
Comparison of Cumulative Total Return

	2018	2019	2020	2021	2022	2023
Plexus	$100	$107	$121	$156	$150	$159
Nasdaq-Electronic Components	100	103	110	149	125	152
S&P 400	100	95	94	133	109	124
Shareholders of Record
As of November 13, 2023, we had 358 shareholders of record.
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

Issuer Purchases of Equity Securities

The following table provides the specified information about the repurchases of shares by us during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 2, 2023 to July 29, 2023	18,827	$99.95	18,827	$7,207,069
July 30, 2023 to August 26, 2023	15,774	97.66	15,774	5,666,612
August 27, 2023 to September 30, 2023	—	—	—	$5,666,612
	34,601	$98.91	34,601

(1) Amounts exclude excise tax on share repurchases of $92,175 incurred during the quarter. On August 18, 2022, the Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2023 Program as of September 30, 2023.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company", "our", or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a global leader with a team of nearly 25,000 individuals who are dedicated to providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Sustaining Services. We specialize in serving customers in industries with highly complex products and demanding regulatory environments. We deliver customer service excellence to leading global companies in the Healthcare/Life Sciences, Industrial and Aerospace/Defense market sectors by providing innovative, comprehensive solutions throughout the product's lifecycle. We provide these innovative solutions to customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.

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

A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is incorporated herein by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended October 1, 2022, which was filed with the SEC on November 18, 2022, and is available on the SEC’s website at www.sec.gov as well as our Investor Relations website at www.plexus.com.
Market Pressures Update
We have experienced an inability to procure certain components on a timely basis due to global supply chain constraints. These constraints have impacted our ability to meet customer demand and may inhibit our ability to capture the demand from our customers. The extended lead-times have required us to make additional investments in inventory to satisfy customer demand.

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

The Department of Commerce’s export controls restricting the People’s Republic of China’s access to advanced semiconductors, supercomputers, and semiconductor manufacturing equipment has created demand volatility for some of our customers as they adjust their forecasts as a result of these restrictions, which can create operating inefficiencies that may place additional burden on our working capital levels and operating results.

A global minimum tax has been, or is anticipated to be, implemented in many of the countries in which we operate. We anticipate this will materially and unfavorably impact our existing tax holidays and effective tax rate beginning in our fiscal 2025. We will continue to monitor these developments as each jurisdiction incorporates such changes into tax laws.

In fiscal 2023, we paid a one-time, non-recurring payment of $15.8 million related to an arbitration decision in Norway regarding a contractual matter concluded upon in May 2023. Refer to Note 16, "Restructuring and Other Charges," for information regarding total charges. We no longer provide services for this customer and do not expect further charges relating to this matter, but are pursuing insurance recoveries. We do not believe that any other such proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial fines, civil or criminal penalties, and other expenditures.

We believe our balance sheet is positioned to support the potential future challenges presented by the macroeconomic pressures we are facing. As of September 30, 2023, cash and cash equivalents and restricted cash were $257 million, while debt, finance lease and other financing obligations were $431 million. Borrowings under our credit facility as of September 30, 2023 were $233 million, leaving $267 million of our revolving commitment of $500 million available for use as of September 30, 2023 as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with our banks. Interest expense could increase above current levels due to increased borrowing under our credit facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 4, "Debt, Finance Lease and Other Financing Obligations," in Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis of Liquidity and Capital Resources" in Part II, Item 7 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2023	2022
Net sales	$4,210.3	$3,811.4
Cost of sales	3,815.8	3,464.1
Gross profit	394.6	347.2
Gross margin	9.4%	9.1%
Operating income	195.8	178.2
Operating margin	4.7%	4.7%
Other expense	34.8	19.9
Income tax expense	21.9	20.1
Net income	139.1	138.2
Diluted earnings per share	$4.95	$4.86
Return on invested capital*	13.4%	13.0%
Economic return*	4.4%	3.7%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. Fiscal 2023 net sales increased $398.9 million, or 10.5%, as compared to fiscal 2022.
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
As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2023	2022
GE Healthcare Technologies, Inc. ("GEHC")	10.3%	*
General Electric Company ("GE")	*	12.9%
Top 10 customers	49.6%	56.2%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
During fiscal 2023, GE completed the separation of its healthcare business, GEHC, as a stand-alone company.

A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2023	2022
Net sales:
AMER	$1,558.2	$1,310.7
APAC	2,358.4	2,300.6
EMEA	403.0	316.3
Elimination of inter-segment sales	(109.3)	(116.2)
Total net sales	$4,210.3	$3,811.4
AMER. Net sales for fiscal 2023 in the AMER segment increased $247.5 million, or 18.9%, as compared to fiscal 2022. The increase in net sales was driven by a $219.1 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices and a $24.1 million increase in production ramps for new customers. The increase was partially offset by an $17.9 million decrease due to the discontinuation of a program with an existing customer and an $11.1 million decrease for end-of-life products.
APAC. Net sales for fiscal 2023 in the APAC segment increased $57.8 million, or 2.5%, as compared to fiscal 2022. The increase in net sales was driven by a partial easing of supply chain constraints, a $40.0 million increase in production ramps of new products for existing customers and a $19.8 million increase in production ramps for new customers. The increase was partially offset by overall net decreased customer end-market demand, primarily as a result of the Department of Commerce's export control restrictions on the People's Republic of China, as well as reductions in inflated component pricing and a $5.2 million decrease due to the discontinuation of a program with an existing customer.
EMEA. Net sales for fiscal 2023 in the EMEA segment increased $86.7 million, or 27.4%, as compared to fiscal 2022. The increase in net sales was driven by overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints as well as a $15.5 million increase in production ramps for new customers.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

	2023	2022
Net sales:
Healthcare/Life Sciences	$1,874.8	$1,565.8
Industrial	1,756.5	1,752.7
Aerospace/Defense	579.0	492.9
Total net sales	$4,210.3	$3,811.4
Healthcare/Life Sciences. Net sales for fiscal 2023 in the Healthcare/Life Sciences sector increased $309.0 million, or 19.7%, as compared to fiscal 2022. The increase in net sales was driven by a $187.4 million increase due to production ramps of new products for existing customers and overall net increased customer end-market demand, inclusive of a partial easing of supply chain constraints. The increase was also driven by higher pricing associated with inflated component prices and a $10.8 million increase in production ramps for new customers. The increase was partially offset by a $5.2 million decrease due to the discontinuation of a program with an existing customer.
Industrial. Net sales for fiscal 2023 in the Industrial sector increased $3.8 million, or 0.2%, as compared to fiscal 2022. The increase in net sales was driven by a $63.4 million increase due to production ramps of new products for existing customers, a $42.4 million increase in production ramps for new customers and a partial easing of supply chain constraints. The increase was partially offset by overall net decreased customer end-market demand, primarily as a result of the Department of Commerce's export control restrictions on the People's Republic of China, as well as reductions in inflated component pricing and a $7.8 million decrease for end-of-life products.
Aerospace/Defense. Net sales for fiscal 2023 in the Aerospace/Defense sector increased $86.1 million, or 17.5%, as compared to fiscal 2022. The increase was driven by overall net increased customer end-market demand and higher pricing associated with inflated component prices. The increase was also driven by a $6.9 million increase due to production ramps of new products for existing customers and a $6.7 million increase in production ramps for a new customer. The increase was partially offset by a $17.9 million decrease due to the discontinuation of a program with an existing customer.

Cost of sales. Cost of sales for fiscal 2023 increased $351.7 million, or 10.2%, as compared to fiscal 2022. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In both fiscal 2023 and 2022, approximately 90% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs in both fiscal 2023 and 2022 were related to material and component costs.
As compared to fiscal 2022, the increase in cost of sales in fiscal 2023 was primarily driven by the increase in net sales, an increase in fixed costs, reductions in operational efficiencies and increased labor costs, partially offset by a positive shift in customer mix.
Gross profit. Gross profit for fiscal 2023 increased $47.4 million, or 13.7%, as compared to fiscal 2022. Gross margin of 9.4% increased 30 basis points compared to fiscal 2022. The primary drivers of the increase in gross profit and gross margin as compared to fiscal 2022 were the increase in net sales and positive shift in customer mix, partially offset by an increase in fixed costs, reductions in operational efficiencies and increased labor costs.
Operating income. Operating income for fiscal 2023 increased $17.6 million, or 9.9%, as compared to fiscal 2022. Operating margin of 4.7% remained flat compared to fiscal 2022. The primary driver of the increase in operating income as compared to fiscal 2022 was the result of the increase in gross profit, partially offset by a $21.1 million increase in restructuring and other charges primarily due to an arbitration decision in Norway regarding a contractual matter as well as an increase in severance charges. The increase in operating income was also partially offset by an $8.6 million increase in selling and administrative expenses ("S&A"), primarily due to a net increase in compensation costs.
A discussion of operating income by reportable segment for the indicated fiscal years is presented below (in millions):

	2023	2022
Operating income:
AMER	$79.7	$44.7
APAC	289.6	267.3
EMEA	1.6	8.0
Corporate and other costs	(175.1)	(141.8)
Total operating income	$195.8	$178.2
AMER. Operating income increased $35.0 million in fiscal 2023 as compared to fiscal 2022, primarily as a result of an increase in net sales and improvements in operational efficiencies, partially offset by increased labor costs, a negative shift in customer mix, increased fixed costs, inflated component costs and an increase in S&A.
APAC. Operating income increased $22.3 million in fiscal 2023 as compared to fiscal 2022, primarily as a result of an increase in net sales, a positive shift in customer mix and a reduction in inflated component costs. This was partially offset by reduced operational efficiencies, increased fixed costs and increased labor costs.
EMEA. Operating income decreased $6.4 million in fiscal 2023 as compared to fiscal 2022 primarily as a result of a negative shift in customer mix, increased fixed costs, increased labor costs and reduced operational efficiencies, partially offset by an increase in net sales.
Other expense. Other expense for fiscal 2023 increased $14.9 million as compared to fiscal 2022. The increase in other expense for fiscal 2023 was primarily driven by an increase in interest expense of $15.7 million due to a higher average interest rate and the higher average daily borrowing levels. The increase was also due to an increase in factoring fees of $5.4 million and foreign exchange losses of $1.1 million, partially offset by increases in other miscellaneous income of $5.4 million and interest income of $1.8 million.
Income taxes. Income tax expense for fiscal 2023 was $21.9 million compared to $20.1 million for fiscal 2022. The increase is primarily due to the global intangible low tax income ("GILTI") provisions impact of the research and development capitalization requirement and the geographic distribution of worldwide earnings.
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
We have been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which we expect to continue to comply. In fiscal 2023 and 2022, the holiday resulted in tax reductions, net of the impact of the GILTI provisions of the U.S. Tax Cuts and Jobs Act, of approximately $25.9 million ($0.94 per basic share, $0.92 per diluted share) and $35.3 million ($1.27 per basic share, $1.24 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding our tax rate.
The annual effective tax rate for fiscal 2024 is expected to be approximately 14.0% to 16.0% assuming no changes to tax laws.
Net Income. Net income for fiscal 2023 increased $0.9 million, or 0.7%, from fiscal 2022 to $139.1 million. Net income increased primarily as a result of the increase in operating income, substantially offset by the increase in other expense and tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $4.95 in fiscal 2023 from $4.86 in fiscal 2022, primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under our share repurchase plans.
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
We review our internal calculation of WACC annually. Our WACC was 9.0% for fiscal 2023 and 9.3% for fiscal 2022. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. Fiscal 2023 ROIC of 13.4% reflects an economic return of 4.4%, based on our weighted average cost of capital of 9.0%, and fiscal 2022 ROIC of 13.0% reflects an economic return of 3.7%, based on our weighted average cost of capital of 9.3%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal years (dollars in millions):

	2023	2022
Adjusted operating income (tax-effected)	$190.5	$156.8
Average invested capital	1,425.6	1,207.4
After-tax ROIC	13.4%	13.0%
WACC	9.0%	9.3%
Economic return	4.4%	3.7%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $256.7 million as of September 30, 2023, as compared to $275.5 million as of October 1, 2022.
As of September 30, 2023, 87% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
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

2024	$10.6
2025	14.1
2026	17.3
Total	$42.0
Cash Flows. The following table provides a summary of cash flows for fiscal 2023 and 2022 (in millions):

	2023	2022
Cash flows provided by (used in) operating activities	$165.8	$(26.2)
Cash flows used in investing activities	(93.3)	(101.6)
Cash flows (used in) provided by financing activities	(92.7)	139.3
Effect of exchange rate changes on cash and cash equivalents	1.4	(6.5)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(18.8)	$5.0

Operating Activities. Cash flows provided by operating activities were $165.8 million for fiscal 2023, as compared to cash flows used in operating activities of $26.2 million for fiscal 2022. The increase was primarily due to cash flow improvements (reductions) of:

•$701.6 million in inventory cash flows driven by a decrease in inventory in fiscal 2023 as compared to an increase in fiscal 2022. In fiscal 2022, inventory levels had primarily increased to support the ramp of customer programs. Inventory level increases in the prior fiscal year were also driven by supply chain constraints which led to inflation in some of the components we acquire.
•$311.6 million in accounts receivable cash flows driven by timing of shipments and payments as well as a mix of customer payment terms.
•$20.3 million in contract assets cash flows, driven by increases in advanced payments received from customers who recognize revenue over time.
•$10.4 million in other current and non-current asset cash flows, primarily driven by the timing of receipt of refund for indirect taxes.
•$(501.5) million in advanced payments from customers cash flows driven by a decrease in advanced payments in fiscal 2023 as compared to an increase in fiscal 2022, consistent with inventory cash flows. Advanced payments increases in fiscal 2022 were primarily to cover certain inventory balances.
•$(346.7) million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	September 30, 2023	October 1, 2022
Days in accounts receivable	59	60
Days in contract assets	13	11
Days in inventory	154	144
Days in accounts payable	(64)	(72)
Days in advanced payments (1)	(75)	(70)
Annualized cash cycle	87	73

(1) Includes a reclassification in the presentation of advanced payments from customers reflected in prior period amounts. As of September 30, 2023 and October 1, 2022, the impact of this reclassification was an increase in the Company's days in advanced payments and a reduction in annualized cash cycle by 16 and 27 days, respectively.
We calculate days in accounts receivable and contract assets as each balance sheet item for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable and advanced payments as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate annualized cash cycle as the sum of days in accounts receivable, days in contract assets and days in inventory, less days in accounts payable and days in advanced payments.
As of September 30, 2023, annualized cash cycle days increased fourteen days compared to October 1, 2022 due to the following:
Days in accounts receivable for the three months ended September 30, 2023 decreased one day compared to the three months ended October 1, 2022. The decrease is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended September 30, 2023 increased two days compared to the three months ended October 1, 2022. The increase is primarily attributable to increased demand, partially offset by an increase in advanced payments from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended September 30, 2023 increased ten days compared to the three months ended October 1, 2022. The increase is primarily due to lower sales in the fiscal fourth quarter of 2023 compared to the prior year, partially offset by lower inventory.
Days in accounts payable for the three months ended September 30, 2023 decreased eight days compared to the three months ended October 1, 2022. The decrease is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended September 30, 2023 increased five days compared to the three months ended October 1, 2022. The increase was primarily attributable to lower sales in the fiscal fourth quarter of 2023 compared to the prior year, partially offset by a decrease in advanced payments received from customers to cover certain inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by (used in) operations less capital expenditures. FCF was $61.8 million for fiscal 2023 compared to $(127.9) million for fiscal 2022, an increase of $189.7 million. The improvement in FCF was primarily due to lower working capital investments in inventory to support our customers.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	2023	2022
Cash flows provided by (used in) by operating activities	$165.8	$(26.3)
Payments for property, plant and equipment	(104.0)	(101.6)
Free cash flow	$61.8	$(127.9)
Investing Activities. Cash flows used in investing activities were $93.3 million for fiscal 2023 compared to $101.6 million for fiscal 2022. The decrease in cash used in investing activities was due to $10.8 million from insurance proceeds, partially offset by a $2.4 million increase in capital expenditures.
We utilized available cash and financing cash flows as the sources for funding our operating requirements during fiscal 2023. We currently estimate capital expenditures for fiscal 2024 will be approximately $100.0 million to $120.0 million to support new program ramps and replace older equipment. This estimate does not include any site expansions.
Financing Activities. Cash flows used in financing activities were $92.7 million for fiscal 2023 compared to cash flows provided by financing activities of $139.3 million for fiscal 2022. The decrease was primarily attributable to net repayments on the credit facility in fiscal 2023 of $30.0 million compared to net borrowings on the credit facility in 2022 of $208.0 million as well as a decrease of $9.4 million in cash used to repurchase our common stock.
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
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During fiscal 2023 and 2022, we purchased 425,746 and 38,397 shares under this program for $40.9 million and $3.5 million at an average price of $95.96 and $90.63 per share. As of September 30, 2023, $5.7 million of authority remained under the 2023 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of September 30, 2023, we were in compliance with the covenants under the 2018 NPA.
On June 9, 2022, we refinanced our then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During fiscal 2023, the highest daily borrowing was $412.0 million; the average daily balance was $338.1 million. We borrowed $748.5 million and repaid $778.5 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2023. As of September 30, 2023, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused credit facility based on our leverage ratio; the fee was 0.125% as of September 30, 2023.
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

We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of September 30, 2023 is $340.0 million. The maximum facility amount under the HSBC RPA as of September 30, 2023 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $834.5 million and $787.5 million of trade accounts receivable under these programs during fiscal 2023 and 2022, respectively, in exchange for cash proceeds of $824.6 million and $783.1 million, respectively. As of September 30, 2023 and October 1, 2022, $220.5 million and $222.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of fiscal 2023, cash and cash equivalents and restricted cash were $257 million, while debt, finance lease and other financing obligations were $431 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2023 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2024	2025-2026	2027-2028	2029 and thereafter
Debt Obligations (1)	$435.7	$273.2	$108.3	$54.2	$—
Finance Lease Obligations	114.7	9.1	14.4	21.2	70.0
Operating Lease Obligations	54.5	10.1	17.3	11.9	15.2
Purchase Obligations (2)	1,428.7	1,266.0	158.1	2.1	2.5
Repatriation Tax on Undistributed Foreign Earnings (3)	42.0	10.6	31.4	—	—
Other Liabilities on the Balance Sheet (4)	19.0	2.5	1.8	1.7	13.0
Other Liabilities not on the Balance Sheet (5)	10.8	5.3	0.6	1.3	3.6
Total Contractual Cash Obligations	$2,105.4	$1,576.8	$331.9	$92.4	$104.3

1)Debt obligations includes $150.0 million in principal amount of 2018 Notes and $233.0 million of borrowings on the revolving commitment of the Credit Facility, as well as interest.
2)Purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.
3)Repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to U.S. Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.
4)Other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $14.0 million, as of September 30, 2023, related to unrecognized income tax benefits. We cannot make reliable estimates of the future cash flows by period related to these obligations.
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

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 "Description of Business and Significant Accounting Policies" of Notes to Consolidated Financial Statements. During fiscal 2023 there were no material changes to these policies. Our critical accounting estimates are described below:
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2023	2022
Net Sales	8%	9%
Total Costs	16%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of September 30, 2023, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of September 30, 2023, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of September 30, 2023, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of September 30, 2023, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 30, 2023

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Plexus Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plexus Corp. and its subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 1 and 15 to the consolidated financial statements, revenue is recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment, including reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement. For the year ended September 30, 2023, the Company's net sales were $4.2 billion.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts; (ii) confirming a sample of outstanding customer invoice balances as of September 30, 2023, and for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (iii) testing the accuracy and timing of revenue recognized as of period end for a sample of arrangements with customers that meet the conditions for over time revenue recognition by obtaining and inspecting source documents, such as master services agreements, purchase orders, inventory balances as of period end, and estimated profit margin support which includes historical results; and (iv) testing the completeness and accuracy of the data used by management to calculate the revenue recognized over time.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 17, 2023

We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021
(in thousands, except per share data)

	2023	2022	2021
Net sales	$4,210,305	$3,811,368	$3,368,865
Cost of sales	3,815,751	3,464,139	3,045,569
Gross profit	394,554	347,229	323,296
Selling and administrative expenses	175,640	167,023	143,761
Restructuring and other charges	23,094	2,021	3,267
Operating income	195,820	178,185	176,268
Other income (expense):
Interest expense	(31,542)	(15,858)	(14,253)
Interest income	3,138	1,305	1,372
Miscellaneous, net	(6,403)	(5,329)	(2,976)
Income before income taxes	161,013	158,303	160,411
Income tax expense	21,919	20,060	21,499
Net income	$139,094	$138,243	$138,912
Earnings per share:
Basic	$5.04	$4.96	$4.86
Diluted	$4.95	$4.86	$4.76
Weighted average shares outstanding:
Basic	27,582	27,862	28,575
Diluted	28,114	28,439	29,167
Comprehensive income:
Net income	$139,094	$138,243	$138,912
Other comprehensive income (loss):
Derivative instrument and other fair value adjustments	1,197	(5,201)	(1,165)
Foreign currency translation adjustments	10,501	(27,843)	3,240
Other comprehensive income (loss)	11,698	(33,044)	2,075
Total comprehensive income	$150,792	$105,199	$140,987
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 2023 and October 1, 2022
(in thousands, except per share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$256,233	$274,805
Restricted cash	421	665
Accounts receivable, net of allowances of $1,914 and $1,961, respectively	661,542	737,696
Contract assets	142,297	138,540
Inventories	1,562,037	1,602,783
Prepaid expenses and other	49,693	61,633
Total current assets	2,672,223	2,816,122
Property, plant and equipment, net	492,036	444,705
Operating lease right-of-use assets	69,363	65,134
Deferred income taxes	62,590	39,075
Other assets	24,960	28,189
Total non-current assets	648,949	577,103
Total assets	$3,321,172	$3,393,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$240,205	$273,971
Accounts payable	646,610	805,583
Advanced payments from customers	760,351	779,286
Accrued salaries and wages	94,099	88,876
Other accrued liabilities	71,402	58,473
Total current liabilities	1,812,667	2,006,189
Long-term debt and finance lease obligations, net of current portion	190,853	187,776
Accrued income taxes payable	31,382	42,019
Long-term operating lease liabilities	38,552	33,628
Deferred income taxes	4,350	6,327
Other liabilities	28,986	21,555
Total non-current liabilities	294,123	291,305
Total liabilities	2,106,790	2,297,494
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,297 and 54,084 shares issued, respectively, and 27,466 and 27,679 shares outstanding, respectively	543	541
Additional paid-in capital	661,270	652,467
Common stock held in treasury, at cost, 26,831 and 26,405 shares, respectively	(1,134,429)	(1,093,483)
Retained earnings	1,711,328	1,572,234
Accumulated other comprehensive loss	(24,330)	(36,028)
Total shareholders’ equity	1,214,382	1,095,731
Total liabilities and shareholders’ equity	$3,321,172	$3,393,225
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021
(in thousands)

	2023	2022	2021
Common stock - shares outstanding
Beginning of period	27,679	28,047	29,002
Exercise of stock options and vesting of other share-based awards	212	235	323
Treasury shares purchased	(425)	(603)	(1,278)
End of period	27,466	27,679	28,047

Total stockholders' equity, beginning of period	$1,095,731	$1,028,232	$977,480
Common stock - par value
Beginning of period	541	538	535
Exercise of stock options and vesting of other share-based awards	2	3	3
End of period	543	541	538
Additional paid-in capital
Beginning of period	652,467	639,778	621,564
Share-based compensation expense	21,300	23,377	24,326
Exercise of stock options and vesting of other share-based awards, including tax withholding	(12,497)	(10,688)	(6,112)
End of period	661,270	652,467	639,778
Treasury stock
Beginning of period	(1,093,483)	(1,043,091)	(934,639)
Treasury shares purchased	(40,946)	(50,392)	(108,452)
End of period	(1,134,429)	(1,093,483)	(1,043,091)
Retained earnings
Beginning of period	1,572,234	1,433,991	1,295,079
Net income	139,094	138,243	138,912
End of period	1,711,328	1,572,234	1,433,991
Accumulated other comprehensive loss
Beginning of period	(36,028)	(2,984)	(5,059)
Other comprehensive income (loss)	11,698	(33,044)	2,075
End of period	(24,330)	(36,028)	(2,984)
Total stockholders' equity, end of period	$1,214,382	$1,095,731	$1,028,232

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021
(in thousands)

	2023	2022	2021
Cash flows from operating activities
Net income	$139,094	$138,243	$138,912
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	69,758	62,689	61,014
Deferred income taxes	(22,438)	(10,800)	(3,388)
Share-based compensation expense and related charges	21,300	23,336	24,763
Provision for allowance for doubtful accounts	—	—	(2,405)
Other, net	(579)	972	1,855
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	81,542	(230,022)	(33,477)
Contract assets	(3,169)	(23,445)	(1,385)
Inventories	48,613	(652,989)	(206,510)
Other current and non-current assets	9,162	(1,212)	(26,028)
Accrued income taxes payable	(5,745)	(713)	(8,746)
Accounts payable	(170,685)	176,037	111,781
Advanced payments from customers	(21,775)	479,734	89,859
Other current and non-current liabilities	20,744	11,930	(3,668)
Cash flows provided by (used in) operating activities	165,822	(26,240)	142,577
Cash flows from investing activities
Payments for property, plant and equipment	(104,049)	(101,612)	(57,099)
Proceeds from insurance	10,790	—	—
Other, net	(45)	51	126
Cash flows used in investing activities	(93,304)	(101,561)	(56,973)
Cash flows from financing activities
Borrowings under debt agreements	748,500	758,000	376,739
Payments on debt and finance lease obligations	(787,785)	(556,726)	(466,063)
Debt issuance costs	—	(898)	—
Repurchases of common stock	(40,946)	(50,392)	(108,452)
Proceeds from exercise of stock options	8	480	3,555
Payments related to tax withholding for share-based compensation	(12,502)	(11,169)	(9,664)
Cash flows (used in) provided by financing activities	(92,725)	139,295	(203,885)
Effect of exchange rate changes on cash and cash equivalents	1,391	(6,537)	900
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,816)	4,957	(117,381)
Cash and cash equivalents and restricted cash:
Beginning of period	275,470	270,513	387,894
End of period	$256,654	$275,470	$270,513
Supplemental disclosure information:
Interest paid	$32,785	$15,293	$14,116
Income taxes paid	$43,568	$16,916	$39,932
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a global leader with a team of nearly 25,000 individuals focused on providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Sustaining Services. We specialize in serving customers in industries with highly complex products and demanding regulatory environments. We deliver customer service excellence to leading global companies in the Healthcare/Life Sciences, Industrial and Aerospace/Defense market sectors by providing innovative, comprehensive solutions throughout the product's lifecycle. We provide these innovative solutions to customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
Significant Accounting Policies
Consolidation Principles and Basis of Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the accounts of Plexus Corp. and its subsidiaries. All intercompany transactions have been eliminated.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2023, fiscal 2022 and fiscal 2021 each included 52 weeks.
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes thereto. The full extent to which current global events and economic conditions will impact the Company's business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. The Company has considered information available as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
Reclassification: Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified where necessary to conform to the current year's presentation. These reclassifications do not affect the prior period's total assets, total liabilities, total shareholders' equity, cash flows provided by (used in) operating activities, or net income. During the quarter ended September 30, 2023, we changed the presentation on our consolidated balance sheets and consolidated statements of cash flows in order to present deferred revenue with customer deposits, previously included in other accrued liabilities, to create a new financial statement line item "Advanced payments from customers."
The following table presents the effect of the reclassification on the Company's consolidated balance sheets (in thousands):

	2023	2022
Customer deposits	$601,644	$480,486
Deferred revenue	158,707	298,800
Advanced payments from customers	$760,351	$779,286
Cash and Cash Equivalents and Restricted Cash: Cash equivalents include short-term highly liquid investments and are classified as Level 1 in the fair value hierarchy described below. Cash equivalents of $33.5 million and $88.7 million at September 30, 2023 and October 1, 2022, respectively, consisted primarily of time deposits with initial maturities of less than three months. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that the Company continues servicing and is contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser of the receivables. Restricted cash is also classified as Level 1 in the fair value hierarchy described below.
Inventories: Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. Valuing inventories at the lower of cost or net realizable value requires the use of estimates and judgment. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond the Company’s control. Any of these, or certain additional actions, could impact the valuation of inventory. Any actions taken

Plexus Corp.
Notes to Consolidated Financial Statements

by the Company’s customers that could impact the value of its inventory are considered when determining the lower of cost or net realizable value.
In certain instances, in accordance with contractual terms, the Company receives advanced payments from customers to offset inventory risks.
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
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if the Company has an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract-by-contract basis.

Plexus Corp.
Notes to Consolidated Financial Statements

If an enforceable right to payment for work-in-process does not exist, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.
For contracts requiring over time revenue recognition, the selection of the method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company uses a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2023, 2022 and 2021.
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
Foreign Currency Translation & Transactions: The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from the translation of the financial statements are recorded as a component of "Accumulated other comprehensive loss." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous, net." Exchange losses on foreign currency transactions were $1.8 million, $0.7 million and $1.1 million for fiscal 2023, 2022 and 2021, respectively. These amounts include the amount of gain recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives: All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive loss" within shareholders' equity until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $1.1 million, $(5.0) million and $(2.2) million was recorded in "Accumulated other comprehensive loss" for fiscal 2023, 2022 and 2021, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.

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
Accumulated other comprehensive loss consists of the following as of September 30, 2023 and October 1, 2022 (in thousands):

	2023	2022
Foreign currency translation adjustments	$(20,602)	$(31,104)
Cumulative derivative instrument fair value adjustments	(4,699)	(5,779)
Other fair value adjustments	971	855
Accumulated other comprehensive loss	$(24,330)	$(36,028)
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
Fair Value of Financial Instruments: The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives and finance and operating lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and finance and operating lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt excluding finance lease and other financing obligations was $374.3 million and $401.6 million as of September 30, 2023 and October 1, 2022, respectively. The carrying value of the Company's debt was $383.0 million and $413.0 million as of September 30, 2023 and October 1, 2022, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In September 2022, the FASB issued ASU 2022-04, which requires enhanced disclosures about supplier finance programs. This guidance is effective for the Company beginning in the first quarter of fiscal 2024. Early adoption is permitted. The Company is currently in the process of assessing the impacts of the guidance and does not expect this standard to have a material impact on it Consolidated Financial Statements.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of September 30, 2023 and October 1, 2022 consisted of the following (in thousands):

	2023	2022
Raw materials	$1,409,638	$1,433,353
Work-in-process	66,340	81,207
Finished goods	86,059	88,223
Total inventories	$1,562,037	$1,602,783
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within advanced payments from customers on the accompanying Consolidated Balance Sheets as of September 30, 2023 and October 1, 2022 was $590.2 million and $463.2 million, respectively.

3.    Property, Plant and Equipment
Property, plant and equipment as of September 30, 2023 and October 1, 2022 consisted of the following (in thousands):

	2023	2022
Land, buildings and improvements	$406,326	$386,623
Machinery and equipment	468,904	421,717
Computer hardware and software	171,003	164,420
Capital assets in progress	28,875	28,187
Total property, plant and equipment, gross	1,075,108	1,000,947
Less: accumulated depreciation	(583,072)	(556,242)
Total property, plant and equipment, net	$492,036	$444,705

Plexus Corp.
Notes to Consolidated Financial Statements

Assets held under finance leases and included in property, plant and equipment as of September 30, 2023 and October 1, 2022 consisted of the following (in thousands):

	2023	2022
Buildings and improvements	$37,771	$36,270
Machinery and equipment	2,008	1,492
Computer hardware and software	15,042	23,870
Total property, plant and equipment held under finance leases, gross	54,821	61,632
Less: accumulated amortization	(17,430)	(21,569)
Total property, plant and equipment held under finance leases, net	$37,391	$40,063
As of September 30, 2023, October 1, 2022 and October 2, 2021, accounts payable included approximately $28.9 million, $25.4 million and $17.3 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of September 30, 2023 and October 1, 2022, consisted of the following (in thousands):

	2023	2022
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	233,000	263,000
Finance lease and other financing obligations	49,233	50,269
Unamortized deferred financing fees	(1,175)	(1,522)
Total obligations	431,058	461,747
Less: current portion	(240,205)	(273,971)
Long-term debt, finance lease and other financing obligations, net of current portion	$190,853	$187,776
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of September 30, 2023, the Company was in compliance with the covenants under the 2018 NPA.
On June 9, 2022, the Company refinanced its then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2023, the highest daily borrowing was $412.0 million; the average daily balance was $338.1 million. The Company borrowed $748.5 million and repaid $778.5 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2023. As of September 30, 2023, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused credit facility based on the Company's leverage ratio; the fee was 0.125% as of September 30, 2023.

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s debt obligations as of September 30, 2023, are as follows (in thousands):

2024	$233,000
2025	100,000
2026	—
2027	—
2028	50,000
Total	$383,000
The aggregate scheduled maturities of the Company’s finance leases and other financing obligations as of September 30, 2023, are as follows (in thousands):

2024	$7,205
2025	4,388
2026	2,104
2027	12,607
2028	1,369
Thereafter	21,560
Total	$49,233
The Company's weighted average interest rate on finance lease obligations was 16.7% and 17.1% as of September 30, 2023 and October 1, 2022, respectively.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $5.0 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $215.4 million as of September 30, 2023, and a notional value of $143.2 million as of October 1, 2022. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $5.0 million liability as of September 30, 2023, and a $6.0 million liability as of October 1, 2022.
The Company had additional forward currency exchange contracts outstanding as of September 30, 2023, with a notional value of $145.5 million; there were $60.1 million of such contracts outstanding as of October 1, 2022. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $1.3 million liability as of September 30, 2023, and a $0.3 million asset as of October 1, 2022.

Plexus Corp.
Notes to Consolidated Financial Statements

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		September 30, 2023	October 1, 2022		September 30, 2023	October 1, 2022
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$2,610	$715	Other accrued liabilities	$7,590	$6,747

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		September 30, 2023	October 1, 2022		September 30, 2023	October 1, 2022
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$1,337	$1,555	Other accrued liabilities	$2,669	$1,249

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	September 30, 2023	October 1, 2022	October 2, 2021
Foreign currency forward contracts	$2,181	$(7,637)	$1,238

Derivative Impact on Gain (Loss) Recognized in Consolidated Statements of Comprehensive Income (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		September 30, 2023	October 1, 2022	October 2, 2021
Foreign currency forward contracts	Cost of sales	$1,002	$(2,459)	$3,205
Foreign currency forward contracts	Selling and administrative expenses	127	(189)	265

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		September 30, 2023	October 1, 2022	October 2, 2021
Foreign currency forward contracts	Miscellaneous, net	$(1,285)	$(1,181)	$98
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

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of the Company’s derivatives as of September 30, 2023 and October 1, 2022, by input level:

Fair Value Measurements Using Input Levels Liability (in thousands)
Fiscal year ended September 30, 2023	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$6,312	$—	$6,312

Fiscal year ended October 1, 2022
Derivatives
Foreign currency forward contracts	$—	$5,726	$—	$5,726
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
U.S.	$(84,557)	$(64,267)	$(33,409)
Foreign	245,570	222,570	193,820
	$161,013	$158,303	$160,411
Income tax expense (benefit) for fiscal 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Current:
Federal	$24,779	$12,506	$9,217
State	302	386	524
Foreign	19,276	17,968	15,146
	44,357	30,860	24,887
Deferred:
Federal	(21,098)	(9,931)	(1,153)
State	(1,371)	(315)	1
Foreign	31	(554)	(2,236)
	(22,438)	(10,800)	(3,388)
	$21,919	$20,060	$21,499

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2023, 2022 and 2021:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
(Decrease) increase resulting from:
Foreign tax rate differences	(23.8)	(23.2)	(20.3)
Withholding tax on dividends	0.4	2.2	2.9
Permanent differences	(1.3)	(0.8)	(0.6)
Excess tax benefits related to share-based compensation	(1.1)	(1.4)	(0.9)
Global intangible low-taxed income ("GILTI")	13.1	10.4	6.4
Audit settlements	—	3.7	5.0
Non-deductible compensation	2.8	2.5	3.8
Valuation allowances	3.5	(1.7)	(3.7)
Tax credits, net	(2.1)	(1.9)	—
Other, net	1.1	1.9	(0.2)
Effective income tax rate	13.6%	12.7%	13.4%
The effective tax rate for fiscal 2023 was higher than the effective tax rate for fiscal 2022 primarily due to the GILTI impact of the research and development capitalization requirement and the geographic distribution of worldwide earnings. The effective tax rate for fiscal 2022 was lower than the effective tax rate for fiscal 2021 primarily due to claiming a U.S. Research & Development tax credit and the geographic distribution of worldwide earnings.
During fiscal 2023, the Company recorded a $5.7 million increase to its valuation allowance due to continuing losses in various jurisdictions.
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

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of September 30, 2023 and October 1, 2022, were as follows (in thousands):

	2023	2022
Deferred income tax assets:
Loss/credit carryforwards	$27,810	$24,575
Inventories	24,183	21,869
Accrued employee benefits	14,548	17,224
Advanced payments from customers	25,291	7,257
Lease obligations	17,520	17,427
Research and development capitalization	8,602	—
Other	8,556	6,408
Total gross deferred income tax assets	126,510	94,760
Less valuation allowances	(31,949)	(25,562)
Deferred income tax assets	94,561	69,198
Deferred income tax liabilities:
Property, plant and equipment	21,931	19,878
Right-of-use assets	10,539	10,538
Tax on unremitted earnings	3,851	6,034
Deferred income tax liabilities	36,321	36,450
Net deferred income tax assets	$58,240	$32,748
During fiscal 2023, the Company’s valuation allowance increased by $6.4 million, including the impact of foreign exchange movement. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the EMEA, AMER, and APAC regions of $2.4 million, $1.2 million and $2.8 million, respectively.
As of September 30, 2023, the Company had approximately $184.2 million of pre-tax state net operating loss carryforwards that expire between fiscal 2024 and 2044. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $61.9 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2027 and 2034 or are indefinitely carried forward. Certain foreign net operating losses have a full valuation allowance against them.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions with which the Company expects to continue to comply. During fiscal 2023, 2022 and 2021, the tax holiday resulted in tax reductions, net of the impact of the GILTI provisions of U.S. Tax Reform, of approximately $25.9 million ($0.94 per basic share, $0.92 per diluted share), $35.3 million ($1.27 per basic share, $1.24 per diluted share) and $34.4 million ($1.20 per basic share, $1.18 per diluted share), respectively.
The Company does not provide for taxes that would be payable if certain undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The deferred tax liability that has not been recorded for these earnings was approximately $14.5 million as of September 30, 2023.
The Company has approximately $14.0 million of uncertain tax benefits as of September 30, 2023. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (non-current) in the amount of $13.6 million and an offset to "Deferred income taxes" (non-current asset) in the amount of $0.4 million as the payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the indicated fiscal years (in thousands):

	2023	2022	2021
Balance at beginning of fiscal year	$8,998	$4,635	$2,096
Gross increases for tax positions of prior years	3,778	2,421	623
Gross increases for tax positions of the current year	2,105	2,531	2,161
Gross decreases for tax positions of prior years	(931)	(589)	(245)
Balance at end of fiscal year	$13,950	$8,998	$4,635
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $13.6 million and $8.6 million for the fiscal years ended September 30, 2023 and October 1, 2022, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $1.1 million as of September 30, 2023, approximately $0.5 million as of October 1, 2022 and approximately $0.5 million as of October 2, 2021. The Company recognized $0.6 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for fiscal 2023, $0.3 million for fiscal 2022 and less than $0.1 million in fiscal 2021.
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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2019-2023
Germany	2019-2023
Malaysia	2019-2023
Mexico	2019-2023
Romania	2020-2023
Thailand	2021-2023
United Kingdom	2020-2023
United States
Federal	2015, 2017, 2018, 2020-2023
State	2003-2006, 2009-2023

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2023, 2022 and 2021 (in thousands, except per share amounts):

	2023	2022	2021
Net income	$139,094	$138,243	$138,912
Basic weighted average common shares outstanding	27,582	27,862	28,575
Dilutive effect of share-based awards and options outstanding	532	577	592
Diluted weighted average shares outstanding	28,114	28,439	29,167
Earnings per share:
Basic	$5.04	$4.96	$4.86
Diluted	$4.95	$4.86	$4.76
In each year of fiscal 2023, 2022 and 2021, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 37 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) asset and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.
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

The components of lease expense for fiscal years indicated were as follows (in thousands):

	2023	2022	2021
Finance lease expense:
Amortization of right-of-use assets	$6,903	$6,478	$6,290
Interest on lease liabilities	5,132	4,927	4,888
Operating lease expense	10,783	11,278	11,034
Other lease expense	8,280	6,185	4,794
Total	$31,098	$28,868	$27,006
Based on the nature of the ROU asset, amortization of finance lease ROU assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the Consolidated Statements of Comprehensive Income. Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.

Plexus Corp.
Notes to Consolidated Financial Statements

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	2023	2022
ASSETS
Finance lease assets	Property, plant and equipment, net	$37,391	$40,063
Operating lease assets	Operating lease right-of-use assets	69,363	65,134
Total lease assets		$106,754	$105,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,034	$5,087
Operating lease liabilities	Other accrued liabilities	8,363	7,948
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	39,271	39,257
Operating lease liabilities	Long-term operating lease liabilities	38,552	33,628
Total lease liabilities		$90,220	$85,920

Other information related to the Company’s leases was as follows:

	2023	2022
Weighted-average remaining lease term (in years)
Finance leases	10.6	11.1
Operating leases	16.0	17.6
Weighted-average discount rate
Finance leases	16.7%	17.1%
Operating leases	3.7%	2.6%

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$4,823	$4,630	$4,571
Operating cash flows used in operating leases	10,114	10,278	10,667
Finance cash flows used in finance leases	8,375	6,148	5,734
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$13,102	$4,710	$11,897
Finance leases	4,811	7,851	4,253

Plexus Corp.
Notes to Consolidated Financial Statements

Future minimum lease payments required under finance and operating leases as of September 30, 2023, were as follows (in thousands):

	Operating leases	Finance leases
2024	$10,121	$9,090
2025	9,116	8,184
2026	8,204	6,168
2027	6,883	16,404
2028	5,015	4,762
Thereafter	15,147	70,042
Total minimum lease payments	54,486	114,650
Less: imputed interest	(7,374)	(71,344)
Present value of lease liabilities	$47,112	$43,306
As of September 30, 2023, the Company’s future operating leases that have not yet commenced are immaterial.

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
Performance stock units ("PSUs") are payable in shares of the Company's common stock and have a performance period of three years. For PSUs, approximately 50% vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 Index for grants issued in fiscal 2020 and the S&P 400 Index for grants issued in fiscal 2021 and beyond. Both are a market condition. The remaining approximately 50% of PSUs vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, with grants made in fiscal 2021 and beyond being subject to an individual year minimum and maximum absolute economic return. The vesting and payout of awards will range between 0% and 200% of the shares granted based upon metrics during a performance period for PSUs based on economic return and PSUs based on TSR compared to the Russell 3000 Index. For PSUs based on TSR compared to the S&P 400 Index, the vesting and payout of awards will range between 0% and 150% of shares granted. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the Russell 3000 Index or S&P 400 Index during the performance period and if a 2.5% average economic return is achieved over the performance period of three years. The Company uses the Monte Carlo valuation model to value performance stock units with market conditions and the share price on the date of the grant for performance stock units that vest based on non-market-based performance conditions. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, primarily in selling and administrative expenses on the Consolidated Statement of Comprehensive Income. The Company recognized $21.3 million, $23.3 million and $24.8 million of compensation expense associated with share-based awards in fiscal 2023, 2022 and 2021, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

There were no options or SARs granted for fiscal 2023, 2022 or 2021.
There were no options or SARs vested for fiscal 2023, 2022 or 2021.
For fiscal 2023, 2022 and 2021, the total intrinsic value of options and SARs exercised was $0.1 million, $0.6 million and $5.4 million, respectively.
As of September 30, 2023, all previously granted options and SARS have vested.
A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 3, 2020	851	$66.33
Granted	360	81.15
Canceled	(10)	70.12
Vested	(340)	64.00
Units outstanding as of October 2, 2021	861	$72.38
Granted	328	75.39
Canceled	(35)	76.68
Vested	(356)	58.76
Units outstanding as of October 1, 2022	798	$79.57
Granted	371	91.73
Canceled	(28)	83.97
Vested	(339)	80.85
Units outstanding as of September 30, 2023	802	$84.50	$74,568
The Company uses the fair value at the date of grant to value RSUs. As of September 30, 2023, there was $21.1 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.4 years.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended September 30, 2023, the 0.1 million PSUs granted in fiscal 2020 vested at a 170% payout based upon the TSR performance achieved during the performance period and 200% payout based upon economic return performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2023, 2022 and 2021.
As of September 30, 2023, at the target achievement level, there was $7.1 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.9 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2023, 2022 and 2021 totaled $9.8 million, $9.3 million and $9.3 million, respectively.
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
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2023, 2022 and 2021, the Company made contributions to the participants’ SERP accounts in the amount of $0.9 million, $0.8 million and $0.7 million, respectively.
As of September 30, 2023 and October 1, 2022, the SERP assets held in the trust totaled $12.4 million and $10.0 million, respectively, and the related liability to the participants totaled approximately $12.4 million and $10.0 million, respectively. As

Plexus Corp.
Notes to Consolidated Financial Statements

of September 30, 2023 and October 1, 2022, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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
During fiscal 2023, the Company paid a one-time, non-recurring payment of $15.8 million related to an arbitration decision in Norway regarding a contractual matter concluded in May 2023. This payment resulted in a $14.2 million one-time, non-recurring charge, net of insurance recoveries and amounts previously accrued. The Company no longer provides services for this customer. Refer to Note 16, "Restructuring and Other Charges," for information regarding total charges. The Company does not expect further charges relating to this matter, but is pursuing insurance recoveries.
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

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income. A segment’s operating income includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any, such as the $23.1 million, $2.0 million and $3.3 million of restructuring and other charges in fiscal 2023, 2022 and 2021, respectively. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Plexus Corp.
Notes to Consolidated Financial Statements

Information about the Company’s three reportable segments for fiscal 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Net sales:
AMER	$1,558,230	$1,310,687	$1,317,404
APAC	2,358,390	2,300,640	1,850,603
EMEA	403,040	316,315	312,669
Elimination of inter-segment sales	(109,355)	(116,274)	(111,811)
	$4,210,305	$3,811,368	$3,368,865

Operating income (loss):
AMER	$79,678	$44,741	$62,338
APAC	289,556	267,253	238,800
EMEA	1,576	8,018	(895)
Corporate and other costs	(174,990)	(141,827)	(123,975)
	$195,820	$178,185	$176,268
Other income (expense):
Interest expense	$(31,542)	$(15,858)	$(14,253)
Interest income	3,138	1,305	1,372
Miscellaneous, net	(6,403)	(5,329)	(2,976)
Income before income taxes	$161,013	$158,303	$160,411

	2023	2022	2021
Depreciation:
AMER	$23,560	$23,482	$24,325
APAC	29,218	23,547	19,924
EMEA	6,281	5,861	7,189
Corporate	9,513	8,613	8,390
	$68,572	$61,503	$59,828

Capital expenditures:
AMER	$23,880	$20,024	$16,114
APAC	45,923	73,758	31,774
EMEA	23,120	2,617	2,504
Corporate	11,126	5,213	6,707
	$104,049	$101,612	$57,099

	September 30, 2023	October 1, 2022
Total assets:
AMER	$1,124,555	$1,150,605
APAC	1,696,795	1,807,542
EMEA	462,199	302,901
Corporate and eliminations	37,623	132,177
	$3,321,172	$3,393,225

Plexus Corp.
Notes to Consolidated Financial Statements

The following information is provided in accordance with the required segment disclosures for fiscal 2023, 2022 and 2021. Net sales were based on the Company’s location providing the product or service (in thousands):

	2023	2022	2021
Net sales:
United States	$1,001,697	$869,144	$914,360
Malaysia	1,886,970	1,846,086	1,495,049
Mexico	556,532	441,543	403,044
China	456,443	453,591	355,554
Romania	297,969	217,052	202,649
United Kingdom	98,314	91,137	99,365
Thailand	14,978	963	—
Germany	6,757	8,126	10,655
Elimination of inter-country sales	(109,355)	(116,274)	(111,811)
	$4,210,305	$3,811,368	$3,368,865

	September 30, 2023	October 1, 2022
Long-lived assets:
United States	$107,392	$105,272
Malaysia	159,182	152,317
Mexico	77,757	77,947
Thailand	58,009	56,115
Romania	51,653	23,894
China	44,068	37,608
United Kingdom	8,234	6,842
Other Foreign	2,767	2,899
Corporate	52,337	46,945
	$561,399	$509,839
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of September 30, 2023 and October 1, 2022 exclude other long-term assets, deferred income tax assets and intangible assets, which totaled $87.6 million and $67.3 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
GE Healthcare Technologies, Inc. ("GEHC")	10.3%	*	*
General Electric Company ("GE")	*	12.9%	11.2%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period
During fiscal 2023, GE completed the separation of its healthcare business, GEHC, as a stand-alone company. During fiscal 2023 net sales attributable to GEHC were reported in all three reportable segments. During fiscal 2022 and 2021, net sales attributable to GE were reported in all three reportable segments.
GE represented 16.2% of total accounts receivable as of October 1, 2022. Medtronic, Inc. represented 10.2% of total accounts receivable as of October 1, 2022.

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2023, 2022 and 2021 (in thousands):

Limited warranty liability, as of October 3, 2020	$6,386
Accruals for warranties issued during the period	3,277
Settlements (in cash or in kind) during the period	(3,018)
Limited warranty liability, as of October 2, 2021	6,645
Accruals for warranties issued during the period	2,786
Settlements (in cash or in kind) during the period	(2,506)
Limited warranty liability, as of October 1, 2022	6,925
Accruals for warranties issued during the period	2,954
Settlements (in cash or in kind) during the period	(4,058)
Limited warranty liability, as of September 30, 2023	$5,821

13.    Shareholders' Equity
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
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During fiscal 2023 and 2022, the Company repurchased 425,746 and 38,397 shares under this program for $40.9 million and $3.5 million at an average price of $95.96 and $90.63 per share, respectively. As of September 30, 2023, $5.7 million of authority remained under the 2023 Program.

Plexus Corp.
Notes to Consolidated Financial Statements

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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during fiscal 2023, 2022 and 2021 were not material.

The Company sold $834.5 million, $787.5 million and $730.5 million of trade accounts receivable under these programs, or their predecessors, during fiscal 2023, 2022 and 2021, respectively, in exchange for cash proceeds of $824.6 million, $783.1 million and $728.4 million, respectively. As of September 30, 2023 and October 1, 2022, $220.5 million and $222.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if the Company has an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract-by-contract basis.

Plexus Corp.
Notes to Consolidated Financial Statements

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
Contract Costs
For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress toward completion is measured based on the costs incurred to date.
There were no other costs to obtain or fulfill customer contracts.
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by geographic reportable segment and market sector (in thousands):

	2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$862,767	$809,165	$202,842	$1,874,774
Industrial	398,120	1,248,016	110,389	1,756,525
Aerospace/Defense	281,632	212,336	85,038	579,006
External revenue	1,542,519	2,269,517	398,269	4,210,305
Inter-segment sales	15,711	88,873	4,771	109,355
Segment revenue	$1,558,230	$2,358,390	$403,040	$4,319,660

	2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$645,881	$744,216	$175,674	$1,565,771
Industrial	398,743	1,288,577	65,398	1,752,718
Aerospace/Defense	255,779	165,432	71,668	492,879
External revenue	1,300,403	2,198,225	312,740	3,811,368
Inter-segment sales	10,284	102,415	3,575	116,274
Segment revenue	$1,310,687	$2,300,640	$316,315	$3,927,642

Plexus Corp.
Notes to Consolidated Financial Statements

	2021
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector (1):
Healthcare/Life Sciences	$566,693	$605,249	$154,830	$1,326,772
Industrial	462,789	1,010,833	75,353	1,548,975
Aerospace/Defense	277,870	134,842	80,406	493,118
External revenue	1,307,352	1,750,924	310,589	3,368,865
Inter-segment sales	10,052	99,679	2,080	111,811
Segment revenue	$1,317,404	$1,850,603	$312,669	$3,480,676
(1) During fiscal 2021, the Company consolidated the previously reported Industrial/Commercial and Communications market sectors to form the Industrial market sector.
For fiscal 2023 approximately 82% and for fiscal 2022 and 2021 approximately 84% and 91% of the Company's revenue was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during fiscal 2023 and 2022 (in thousands):

	2023	2022
Contract assets, beginning of period	$138,540	$115,283
Revenue recognized during the period	3,450,570	3,180,108
Amounts collected or invoiced during the period	(3,446,813)	(3,156,851)
Contract assets, end of period	$142,297	$138,540
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on Consolidated Balance Sheets. As of September 30, 2023 and October 1, 2022 the balance of advance payments from customers attributable to deferred revenue was $158.7 million and $298.8 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms

16.    Restructuring and Other Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Consolidated Balance Sheets.

During fiscal 2023, the Company incurred restructuring and other charges of $8.9 million, which consisted of severance from the reduction of the Company's workforce and a lease agreement termination. Additionally, the Company incurred a one-time, non-recurring charge of $14.2 million relating to an arbitration decision in Norway regarding a contractual matter. The Company no longer provides services for this customer.

Plexus Corp.
Notes to Consolidated Financial Statements

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

The Company recognized a tax benefit of $1.9 million, $0.2 million and $0.3 million related to restructuring and other charges in fiscal 2023, 2022 and 2021, respectively.

The Company's restructuring accrual activity for fiscal 2023, 2022 and 2021 is included in the table below (in thousands):

	Fixed Asset and Operating ROU Asset Impairment	Arbitration Charge	Termination and Severance Costs	Total
Accrual balance, as of October 3, 2020	$—	$—	$36	$36
Restructuring and impairment costs	—	—	3,267	3,267
Amounts utilized	—	—	(3,232)	(3,232)
Accrual balance, as of October 2, 2021	—	—	71	71
Restructuring and impairment costs	255	—	1,766	2,021
Amounts utilized	(255)	—	(1,725)	(1,980)
Accrual balance, as of October 1, 2022	—	—	112	112
Restructuring and other charges	—	14,229	8,865	23,094
Amounts utilized	—	(14,229)	(8,355)	(22,584)
Accrual balance, as of September 30, 2023	$—	$—	$622	$622

The accrual balances outstanding as of October 2, 2021 and October 1, 2022 were fully utilized as of September 30, 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of September 30, 2023, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 30, 2023, as stated in its report included herein.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders ("2024 Proxy Statement"), which will be filed within 120 days of the end of the Company's fiscal year.
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
Information about our Executive Officers
The following table sets forth our executive officers, their ages as of November 17, 2023, and the positions held by each person:

Name	Age	Position
Todd P. Kelsey	58	Chief Executive Officer
Steven J. Frisch	57	President and Chief Strategy Officer
Patrick J. Jermain	57	Executive Vice President and Chief Financial Officer
Oliver K. Mihm	51	Executive Vice President and Chief Operating Officer
Angelo M. Ninivaggi	56	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Scott Theune	59	Regional President – AMER
Victor Tan	59	Regional President – APAC
Frank Zycinski	55	Regional President – EMEA
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

Frank Zycinski joined Plexus in 2012 and has served as Regional President – EMEA since 2023. Previously, Mr. Zycinski served as Vice President of Regional Operations - EMEA from 2014 to 2018 before he departed from Plexus. In 2021 he rejoined as Vice President - EMEA.

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board and Committee Responsibilities – Compensation & Leadership Development Committee," "Director Compensation for Fiscal 2023," "Compensation Discussion & Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2024 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2024 Proxy Statement.
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 30, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	806,460	$44.78	$669,714
Equity compensation plans not approved by security holders	—	n/a	—
Total	806,460	$44.78	$669,714
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2024 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Milwaukee, Wisconsin, Auditor Firm ID: 238. Incorporated herein by reference to the subheading "Ratify Independent Auditors - Fees and Services" in the 2024 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

		Incorporate by Reference Herein
Exhibit No.	Exhibit	Form	Exhibit	Filing Date
3(i)	Restated Articles of Incorporation of Plexus Corp.	10-Q	3.1	5/14/2004

3(ii)	Amended and Restated Bylaws of Plexus Corp., as amended through February 15, 2023	8-K	3.1	2/16/2023

4.1	Restated Articles of Incorporation of Plexus Corp.	10-Q	3.1	5/14/2004

4.2	Amended and Restated Bylaws of Plexus Corp., as amended through February 15, 2023	8-K	3.1	2/16/2023

4.3	Description of Common Stock	10-K	4.3	10/2/2021

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
		10-K	10.3(k)	11/20/2020

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate.*.	8-K	10.1	8/19/2016

10.5	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey.*	8-K	10.2	8/19/2016

10.6	Form of Change of Control Agreement with executive officers.*	8-K	10.2	5/21/2008

10.7	Summary of Directors' Compensation (1/22).*	10-Q	10.2	2/4/2022

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan.*	10-K	10.17	12/19/2000

10.8 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company.*	10-K	10.14	12/15/2003

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan.*	10-K	10.10	11/19/2012

10.10 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan.*	10-Q	10.2	5/5/2017

10.10 (b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement.	10-Q	10.1	8/8/2016

	(ii) Form of Restricted Stock Unit Award.	10-Q	10.2	8/8/2016

	(iii) Form of Performance Stock Unit Agreement.	10-Q	10.1	2/5/2021

	(iv) Form of Stock Appreciation Rights Agreement.	10-Q	10.3	8/8/2016

	(v) Form of Restricted Stock Unit Award Agreement for Directors.	10-Q	10.1	2/3/2017

	(vi) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team.	10-K	10.1(b)(vi)	11/17/2017

10.11 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards).	10-Q	10.3	5/5/2017

10.11(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement.	10-Q	10.2	2/4/2010

	(ii) Form of Restricted Stock Unit Award.	10-Q	10.5(b)	5/8/2008

	(iii) Form of Stock Appreciation Rights Agreement.	10-Q	10.5(c)	5/8/2008

10.11(c)	Forms of award agreements thereunder*

	Form of Performance Stock Unit Agreement (Economic Return)	10-Q	10.1	2/3/2023

	Form of Performance Stock Unit Agreement (Total Shareholder Return)	10-Q	10.2	2/3/2023

21**	List of Subsidiaries.

23**	Consent of PricewaterhouseCoopers LLP.

24**	Powers of Attorney (see signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Plexus Corp. Compensation Recovery Policy

99.1**	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

**	Filed or furnished herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For fiscal 2023, 2022 and 2021 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2023:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,961	$2,197	$—	$(2,244)	$1,914
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$25,562	$6,425	$—	$(38)	$31,949

Fiscal Year 2022:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,188	$2,117	$—	$(1,344)	$1,961
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$30,321	$1,338	$—	$(6,097)	$25,562

Fiscal Year 2021:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,597	$1,232	$—	$(3,641)	$1,188
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$34,948	$4,499	$—	$(9,126)	$30,321

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 17, 2023	/s/ Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Randy J. Martinez
Todd P. Kelsey, Chief Executive Officer (Principal Executive Officer) and Director	Randy J. Martinez, Director

/s/ Patrick J. Jermain	/s/ Joel Quadracci
Patrick J. Jermain, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Joel Quadracci, Director

/s/ Dean A. Foate	/s/ Karen M. Rapp
Dean A. Foate, Chairman	Karen M. Rapp, Director

/s/ Joann M. Eisenhart	/s/ Paul A. Rooke
Joann M. Eisenhart, Director	Paul A. Rooke, Director

/s/ Rainer Jueckstock	/s/ Michael V. Schrock
Rainer Jueckstock, Director	Michael V. Schrock, Director

/s/ Peter Kelly	/s/ Jennifer Wuamett
Peter Kelly, Director	Jennifer Wuamett, Director

*Each of the above signatures is affixed as of November 17, 2023.