Form 10-Q
period 2023-12-30
PLEXUS CORP
filed 2024-02-02
CIK 785786

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
For the quarterly period ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2024, there were 27,611,672 shares of common stock outstanding.

PLEXUS CORP.

December 30, 2023

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales	$982,607	$1,093,925
Cost of sales	894,467	992,726
Gross profit	88,140	101,199
Selling and administrative expenses	42,982	43,858
Operating income	45,158	57,341
Other income (expense):
Interest expense	(7,617)	(6,894)
Interest income	808	934
Miscellaneous, net	(3,502)	(1,944)
Income before income taxes	34,847	49,437
Income tax expense	5,632	7,247
Net income	$29,215	$42,190
Earnings per share:
Basic	$1.06	$1.53
Diluted	$1.04	$1.49
Weighted average shares outstanding:
Basic	27,485	27,639
Diluted	28,013	28,305
Comprehensive income:
Net income	$29,215	$42,190
Other comprehensive income:
Derivative instrument and other fair value adjustments	8,397	8,439
Foreign currency translation adjustments	12,489	13,777
Other comprehensive income	20,886	22,216
Total comprehensive income	$50,101	$64,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 30, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$231,982	$256,233
Restricted cash	430	421
Accounts receivable, net of allowances of $1,808 and $1,914, respectively	656,207	661,542
Contract assets	131,640	142,297
Inventories	1,575,094	1,562,037
Prepaid expenses and other	54,879	49,693
Total current assets	2,650,232	2,672,223
Property, plant and equipment, net	498,979	492,036
Operating lease right-of-use assets	67,420	69,363
Deferred income taxes	62,721	62,590
Other assets	25,261	24,960
Total non-current assets	654,381	648,949
Total assets	$3,304,613	$3,321,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$251,119	$240,205
Accounts payable	647,386	646,610
Advanced payments from customers	709,709	760,351
Accrued salaries and wages	74,828	94,099
Other accrued liabilities	60,520	71,402
Total current liabilities	1,743,562	1,812,667
Long-term debt and finance lease obligations, net of current portion	192,118	190,853
Accrued income taxes payable	31,382	31,382
Long-term operating lease liabilities	35,989	38,552
Deferred income taxes	4,410	4,350
Other liabilities	30,397	28,986
Total non-current liabilities	294,296	294,123
Total liabilities	2,037,858	2,106,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,335 and 54,297 shares issued, respectively, and 27,504 and 27,466 shares outstanding, respectively	543	543
Additional paid-in capital	663,542	661,270
Common stock held in treasury, at cost, 26,831 and 26,831 shares, respectively	(1,134,429)	(1,134,429)
Retained earnings	1,740,543	1,711,328
Accumulated other comprehensive loss	(3,444)	(24,330)
Total shareholders’ equity	1,266,755	1,214,382
Total liabilities and shareholders’ equity	$3,304,613	$3,321,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended
	December 30, 2023	December 31, 2022
Common stock - shares outstanding
Beginning of period	27,466	27,679
Exercise of stock options and vesting of other share-based awards	38	49
Treasury shares purchased	—	(116)
End of period	27,504	27,612

Total stockholders' equity, beginning of period	$1,214,382	$1,095,731
Common stock - par value
Beginning of period	543	541
Exercise of stock options and vesting of other share-based awards	—	—
End of period	543	541
Additional paid-in capital
Beginning of period	661,270	652,467
Share-based compensation expense	5,178	5,683
Exercise of stock options and vesting of other share-based awards, including tax withholding	(2,906)	(4,091)
End of period	663,542	654,059
Treasury stock
Beginning of period	(1,134,429)	(1,093,483)
Treasury shares purchased	—	(11,470)
End of period	(1,134,429)	(1,104,953)
Retained earnings
Beginning of period	1,711,328	1,572,234
Net income	29,215	42,190
End of period	1,740,543	1,614,424
Accumulated other comprehensive loss
Beginning of period	(24,330)	(36,028)
Other comprehensive income	20,886	22,216
End of period	(3,444)	(13,812)
Total stockholders' equity, end of period	$1,266,755	$1,150,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash flows from operating activities
Net income	$29,215	$42,190
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,141	16,290
Share-based compensation expense and related charges	5,178	5,683
Other, net	443	502
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	9,432	10,506
Contract assets	10,732	19,745
Inventories	(5,057)	(31,409)
Other current and non-current assets	(3,988)	(7,270)
Accrued income taxes payable	(275)	(2,655)
Accounts payable	6,024	(52,702)
Advanced payments from customers	(52,721)	(24,530)
Other current and non-current liabilities	(21,153)	(25,144)
Cash flows used in operating activities	(3,029)	(48,794)
Cash flows from investing activities
Payments for property, plant and equipment	(28,656)	(23,085)
Other, net	65	1,503
Cash flows used in investing activities	(28,591)	(21,582)
Cash flows from financing activities
Borrowings under debt agreements	133,000	197,000
Payments on debt and finance lease obligations	(124,328)	(142,001)
Repurchases of common stock	—	(11,470)
Proceeds from exercise of stock options	182	—
Payments related to tax withholding for share-based compensation	(3,091)	(4,091)
Cash flows provided by financing activities	5,763	39,438
Effect of exchange rate changes on cash and cash equivalents	1,615	3,379
Net decrease in cash and cash equivalents and restricted cash	(24,242)	(27,559)
Cash and cash equivalents and restricted cash:
Beginning of period	256,654	275,470
End of period	$232,412	$247,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of December 30, 2023 and September 30, 2023, the results of operations and shareholders' equity for the three months ended December 30, 2023 and December 31, 2022, and the cash flows for the same three month periods.

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
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and notes thereto. The Company has considered information available as of the date of issuance of these financial statements and, other than the information disclosed in Note 15, "Subsequent Events", is not aware of any specific events or circumstances that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
Reclassification:
Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified related to advanced payments from customers to conform to the current year's presentation.
Recently Adopted Accounting Pronouncements:
In September 2022, the FASB issued ASU 2022-04, which requires enhanced disclosures about supplier finance programs. The Company adopted this guidance during the first quarter of fiscal 2024 with no material impact to the Company's Consolidated Financial Statements; however, the impact of the new standard on future periods will depend on the facts and circumstances of future transactions.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In November 2023, the FASB issued ASU 2023-07, which requires enhanced disclosures for segment reporting. The guidance is effective for the Company beginning in the first quarter of fiscal 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, which requires enhanced disclosures for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of December 30, 2023 and September 30, 2023 consisted of the following (in thousands):

	December 30, 2023	September 30, 2023
Raw materials	$1,420,794	$1,409,638
Work-in-process	57,419	66,340
Finished goods	96,881	86,059
Total inventories	$1,575,094	$1,562,037
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets as of December 30, 2023 and September 30, 2023 was $541.3 million and $590.2 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of December 30, 2023 and September 30, 2023 consisted of the following (in thousands):

	December 30, 2023	September 30, 2023
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	243,000	233,000
Finance lease and other financing obligations	51,324	49,233
Unamortized deferred financing fees	(1,087)	(1,175)
Total obligations	443,237	431,058
Less: current portion	(251,119)	(240,205)
Long-term debt, finance lease and other financing obligations, net of current portion	$192,118	$190,853
As of December 30, 2023, the Company was in compliance with covenants for all debt agreements.
During the three months ended December 30, 2023, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $343.0 million; the average daily borrowings were $284.1 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $388.2 million and $374.3 million as of December 30, 2023 and September 30, 2023, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $393.0 million and $383.0 million as of December 30, 2023 and September 30, 2023, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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

The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $3.4 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $200.6 million as of December 30, 2023, and a notional value of $215.4 million as of September 30, 2023. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $3.4 million asset as of December 30, 2023 and a $5.0 million liability as of September 30, 2023.
The Company had additional forward currency exchange contracts outstanding as of December 30, 2023, with a notional value of $175.8 million; there were $145.5 million of such contracts outstanding as of September 30, 2023. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $3.0 million asset as of December 30, 2023 and a $1.3 million liability as of September 30, 2023.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		December 30, 2023	September 30, 2023		December 30, 2023	September 30, 2023
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$4,243	$2,610	Other accrued liabilities	$826	$7,590

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		December 30, 2023	September 30, 2023		December 30, 2023	September 30, 2023
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$4,421	$1,337	Other accrued liabilities	$1,436	$2,669

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	December 30, 2023	December 31, 2022
Foreign currency forward contracts	$5,446	$6,150

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Loss Reclassified from Accumulated OCL into Income	Amount of Loss Reclassified from Accumulated OCL into Income
		December 30, 2023	December 31, 2022
Foreign currency forward contracts	Cost of sales	$(2,789)	$(2,132)
Foreign currency forward contracts	Selling and administrative expenses	(162)	(157)

Derivatives not designated as hedging instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		December 30, 2023	December 31, 2022
Foreign currency forward contracts	Miscellaneous, net	$2,340	$747
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of the Company’s derivatives as of December 30, 2023 and September 30, 2023 by input level:

Fair Value Measurements Using Input Levels Asset / (Liability) (in thousands)
Fiscal period ended December 30, 2023	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$6,402	$—	$6,402

Fiscal period ended September 30, 2023
Derivatives
Foreign currency forward contracts	$—	$(6,312)	$—	$(6,312)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three months ended December 30, 2023 was $5.6 million compared to $7.2 million for the three months ended December 31, 2022.
The effective tax rates for the three months ended December 30, 2023 and December 31, 2022 were 16.2% and 14.7%, respectively. The effective tax rate for the three months ended December 30, 2023 increased from the effective tax rate for the three months ended December 31, 2022 primarily due to a change in the geographic distribution of pre-tax book income.

The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $0.7 million for the three months ended December 30, 2023. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended December 30, 2023 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdiction.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended December 30, 2023, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended December 30, 2023 and December 31, 2022 (in thousands, except per share amounts):

	Three Months Ended
	December 30, 2023	December 31, 2022
Net income	$29,215	$42,190
Basic weighted average common shares outstanding	27,485	27,639
Dilutive effect of share-based awards and options outstanding	528	666
Diluted weighted average shares outstanding	28,013	28,305
Earnings per share:
Basic	$1.06	$1.53
Diluted	$1.04	$1.49
For the three months ended December 30, 2023 and December 31, 2022, there were no antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three months ended December 30, 2023 and December 31, 2022 indicated were as follows (in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Finance lease expense:
Amortization of right-of-use assets	$1,518	$1,614
Interest on lease liabilities	1,322	1,272
Operating lease expense	2,618	2,606
Other lease expense	2,062	1,766
Total	$7,520	$7,258
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
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	December 30, 2023	September 30, 2023
ASSETS
Finance lease assets	Property, plant and equipment, net	$39,835	$37,391
Operating lease assets	Operating lease right-of-use assets	67,420	69,363
Total lease assets		$107,255	$106,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$5,034	$4,034
Operating lease liabilities	Other accrued liabilities	9,172	8,363
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	41,144	39,271
Operating lease liabilities	Long-term operating lease liabilities	35,989	38,552
Total lease liabilities		$91,339	$90,220

8.    Share-Based Compensation
The Company recognized $5.3 million and $5.8 million of compensation expense associated with share-based awards for the three months ended December 30, 2023 and December 31, 2022, respectively.

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
Information about the Company’s three reportable segments for the three months ended December 30, 2023 and December 31, 2022 is as follows (in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales:
AMER	$333,697	$389,662
APAC	552,484	641,904
EMEA	121,938	89,373
Elimination of inter-segment sales	(25,512)	(27,014)
	$982,607	$1,093,925

Operating income (loss):
AMER	$8,748	$17,415
APAC	71,418	78,406
EMEA	(236)	(639)
Corporate and other costs	(34,772)	(37,841)
	45,158	57,341
Other income (expense):
Interest expense	(7,617)	(6,894)
Interest income	808	934
Miscellaneous, net	(3,502)	(1,944)
Income before income taxes	$34,847	$49,437

	December 30, 2023	September 30, 2023
Total assets:
AMER	$1,089,798	$1,124,555
APAC	1,665,865	1,696,795
EMEA	507,659	462,199
Corporate and eliminations	41,291	37,623
	$3,304,613	$3,321,172

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended December 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Reserve balance, beginning of period	$5,821	$6,925
Accruals for warranties issued during the period	946	727
Settlements (in cash or in kind) during the period	(277)	(1,131)
Reserve balance, end of period	$6,490	$6,521

12.    Shareholders' Equity
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended December 30, 2023, the Company repurchased no shares under this program. During the three months ended December 31, 2022, the Company repurchased 115,723 shares under this program for $11.5 million at an average price of $99.12 per share. As of December 30, 2023, $5.7 million of authority remained under the 2023 Program.
All shares repurchased under the aforementioned program were recorded as treasury stock.
Refer to Note 15, "Subsequent Events," for further information regarding the 2024 Program announced by the Company on January 16, 2024.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which the Company may elect to sell receivables at a discount. All facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA is $340.0 million. The maximum facility amount under the HSBC RPA is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three months ended December 30, 2023 and December 31, 2022 were not material.

The Company sold $223.6 million and $185.6 million of trade accounts receivable under these programs, or their predecessors, during the three months ended December 30, 2023 and December 31, 2022, respectively, in exchange for cash proceeds of $221.0 million and $183.6 million, respectively. As of December 30, 2023 and December 31, 2022, $226.9 million and $196.8 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected by MUFG Bank or HSBC Bank.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	December 30, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$165,607	$164,722	$50,604	$380,933
Industrial	83,901	304,758	46,000	434,659
Aerospace/Defense	82,721	60,692	23,602	167,015
External revenue	332,229	530,172	120,206	982,607
Inter-segment sales	1,468	22,312	1,732	25,512
Segment revenue	$333,697	$552,484	$121,938	$1,008,119

	Three Months Ended
	December 31, 2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$215,381	$223,290	$49,196	$487,867
Industrial	103,027	350,584	18,471	472,082
Aerospace/Defense	68,022	45,654	20,300	133,976
External revenue	386,430	619,528	87,967	1,093,925
Inter-segment sales	3,232	22,376	1,406	27,014
Segment revenue	$389,662	$641,904	$89,373	$1,120,939

For the three months ended December 30, 2023 and December 31, 2022, approximately 84% and 81%, respectively, of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the three months ended December 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Contract assets, beginning of period	$142,297	$138,540
Revenue recognized during the period	824,963	884,099
Amounts collected or invoiced during the period	(835,620)	(903,623)
Contract assets, end of period	$131,640	$119,016
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on Condensed Consolidated Balance Sheets. As of December 30, 2023 and September 30, 2023, the balance of advance payments from customers attributable to deferred revenue was $159.4 million and $158.7 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms

15.    Subsequent Events
On January 16, 2024, the Company announced an additional $50.0 million in share repurchase authority (the "2024 Program") that authorizes the repurchase of its common stock, leaving $55.7 million in repurchase authority available under the combined 2023 and 2024 Programs. The 2024 Program will commence upon completion of the 2023 Program.

During January 2024, the Company committed to a restructuring plan and anticipates incurring approximately $10.0 million of restructuring charges, which are primarily severance cash charges, during the second quarter of fiscal 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the effects of our Xiamen, China subsidiary being placed on the Bureau of Industry and Security's Unverified list; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, conflict in the Middle East, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2023 Form 10-K.

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company", "our", or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, we have been partnering with companies to create the products that build a better world. We are a global leader with a team of over 20,000 individuals who are dedicated to providing Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Sustaining Services. We specialize in serving customers in industries with highly complex products and demanding regulatory environments. We deliver customer service excellence to leading global companies in the Healthcare/Life Sciences, Industrial and Aerospace/Defense market sectors by providing innovative, comprehensive solutions throughout the product's lifecycle. We provide these innovative solutions to customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide an analysis of both short-term results and future prospects from management’s perspective, including an assessment of the financial condition and results of operations, events and uncertainties that are not indicative of future operations and any other financial or statistical data that we believe will enhance the understanding of our company’s financial condition, cash flows and other changes in financial condition and results of operations
The following information should be read in conjunction with our condensed consolidated financial statements included herein and "Risk Factors" included in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and our "Safe Harbor" Cautionary Statement included above.
Market Pressures Update
We have experienced an inability to procure certain components on a timely basis due to global supply chain constraints. These constraints have impacted our ability to meet customer demand and may inhibit our ability to capture the demand from our customers. The extended lead-times have required us to make additional investments in inventory to satisfy customer demand.

During the first quarter of fiscal 2024, we have experienced market-driven inventory corrections at our customers inventory corrections at the customers and incrementally weaker demand from the Healthcare/Lifesciences and Industrial market sectors creating inefficiencies within our operations. We expect the market-driven inventory corrections at the customers and weaker demand in certain sectors to be a near-term challenge that will lessen later in fiscal 2024. However, if market softness continues for extended periods, this would impact our operating results in future periods.

A global minimum tax has been, or is anticipated to be, implemented in many of the countries in which we operate. We anticipate this will materially and unfavorably impact our existing tax holidays and effective tax rate beginning in our fiscal 2025. We will continue to monitor these developments as each jurisdiction incorporates such changes into tax laws.

We believe our balance sheet is positioned to support the potential future challenges presented by the macro-economic pressures we are facing. As of the first quarter of fiscal 2024, cash and cash equivalents and restricted cash were $232 million, while debt, finance lease obligations and other financing were $443 million. Borrowings under our Credit Facility as of December 30, 2023 were $243.0 million, leaving $257 million of our revolving commitment of $500 million available for use as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with the bank. Interest expense could increase above current levels due to increased borrowing under our Credit Facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 3, "Debt, Finance Lease and Other Financing Obligations," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales	$982.6	$1,093.9
Cost of sales	894.5	992.7
Gross profit	88.1	101.2
Gross margin	9.0%	9.3%
Operating income	45.2	57.3
Operating margin	4.6%	5.2%
Other expense	10.3	7.9
Income tax expense	5.6	7.2
Net income	29.2	42.2
Diluted earnings per share	$1.04	$1.49
Return on invested capital*	10.3%	13.8%
Economic return*	2.1%	4.8%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended December 30, 2023, net sales decreased $111.3 million, or 10.2%, as compared to the three months ended December 31, 2022.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales:
AMER	$333.7	$389.7
APAC	552.5	641.9
EMEA	121.9	89.4
Elimination of inter-segment sales	(25.5)	(27.1)
Total net sales	$982.6	$1,093.9
AMER. Net sales for the three months ended December 30, 2023 in the AMER segment decreased $56.0 million, or 14.4%, as compared to the three months ended December 31, 2022. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers as well as reductions in inflated component pricing. The decrease was partially offset by an increase of $8.7 million due to production ramps for new customers.
APAC. Net sales for the three months ended December 30, 2023 in the APAC segment decreased $89.4 million, or 13.9%, as compared to the three months ended December 31, 2022. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers as well as reductions in inflated component pricing, partially offset by a partial easing of supply chain constraints. The decrease was further offset by a $12.3 million increase due to production ramps of new products for existing customers.
EMEA. Net sales for the three months ended December 30, 2023 in the EMEA segment increased $32.5 million, or 36.4%, as compared to the three months ended December 31, 2022. The increase in net sales was driven by a $15.6 million increase due to production ramps for a new customer and overall net increased customer end-market demand. The increase was further driven by a $5.2 million increase in production ramps of new products for existing customers, partially offset by reductions in inflated component pricing.
Our net sales by market sector for the indicated fiscal period were as follows (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales:
Healthcare/Life Sciences	$380.9	$487.9
Industrial	434.6	472.1
Aerospace/Defense	167.1	133.9
Total net sales	$982.6	$1,093.9
Healthcare/Life Sciences. Net sales for the three months ended December 30, 2023 in the Healthcare/Life Sciences sector decreased $107.0 million, or 21.9%, as compared to the three months ended December 31, 2022. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers as well as a reduction in inflated component pricing. The decrease was partially offset by an increase of $9.1 million due to production ramps of new products for existing customers.
Industrial. Net sales for the three months ended December 30, 2023 in the Industrial sector decreased $37.5 million, or 7.9%, as compared to the three months ended December 31, 2022. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers as well as reductions in inflated component pricing. The decrease was partially offset by an increase of $20.7 million due to production ramps for new customers.
Aerospace/Defense. Net sales for the three months ended December 30, 2023 in the Aerospace/Defense sector increased $33.2 million, or 24.8%, as compared to the three months ended December 31, 2022. The increase was driven by overall net increased customer end-market demand and an $8.0 million increase due to production ramps of new products for existing customers. The increase was partially offset by a reduction in inflated component pricing.
Cost of sales. Cost of sales for the three months ended December 30, 2023 decreased $98.2 million, or 9.9%, as compared to the three months ended December 31, 2022. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three months ended December 30, 2023 and December 31, 2022, approximately 89% to 91% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% to 88% of these costs were related to material and component costs.
As compared to the three months ended December 31, 2022, the decrease in cost of sales for the three months ended December 30, 2023 was primarily driven by the decrease in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
Gross profit. Gross profit for the three months ended December 30, 2023 decreased $13.1 million, or 12.9%, as compared to the three months ended December 31, 2022. Gross margin of 9.0% for the three months ended December 30, 2023 decreased 30 basis points compared to the three months ended December 31, 2022. The primary drivers of the decrease in gross profit and gross margin as compared to the three months ended December 31, 2022 were the decrease in net sales and an increase in fixed costs to support new customer program ramps, partially offset by a positive shift in customer mix.
Operating income. Operating income for the three months ended December 30, 2023 decreased $12.1 million, or 21.1%, as compared to the three months ended December 31, 2022. Operating margin of 4.6% for the three months ended December 30, 2023 decreased 60 basis points compared to the three months ended December 31, 2022. The primary driver of the decrease in operating income and operating margin for the three months ended December 30, 2023 was the result of the decrease in gross margin partially offset by a $0.9 million decrease in selling and administrative expenses ("S&A"). The decrease in S&A was primarily due to a decrease in incentive compensation costs.

A discussion of operating income by reportable segment for the indicated fiscal period(in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Operating income:
AMER	$8.7	$17.4
APAC	71.4	78.4
EMEA	(0.2)	(0.6)
Corporate and other costs	(34.7)	(37.9)
Total operating income	$45.2	$57.3
AMER. Operating income decreased $8.7 million for the three months ended December 30, 2023 as compared to the three months ended December 31, 2022 primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix.
APAC. Operating income decreased $7.0 million for the three months ended December 30, 2023 as compared to the three months ended December 31, 2022 primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix and a decrease in S&A.
EMEA. Operating income increased $0.4 million for the three months ended December 30, 2023 as compared to the three months ended December 31, 2022 primarily as a result of an increase in net sales, partially offset by increased fixed costs.
Other expense. Other expense for the three months ended December 30, 2023 increased $2.4 million as compared to the three months ended December 31, 2022. The increase in other expense for the three months ended December 30, 2023 was primarily driven by a decrease in other miscellaneous income of $0.9 million, an increase in interest expense of $0.7 million due to a higher average interest rate and the higher average daily borrowing levels and an increase in factoring fees of $0.6 million.
Income taxes. Income tax expense for the three months ended December 30, 2023 was $5.6 million compared to $7.2 million for the three months ended December 31, 2022. The decrease is primarily due to a decrease in pre-tax book income.
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
The annual effective tax rate for fiscal 2024 is expected to be approximately 15.0% to 17.0% assuming no changes to tax laws.
Net Income. Net income for the three months ended December 30, 2023 decreased $13.0 million, or 30.8%, for the three months ended December 31, 2022 to $29.2 million. Net income decreased primarily as a result of the decrease in operating income and the increase in other expense, partially offset by the decrease in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share decreased to $1.04 for the three months ended December 30, 2023 from $1.49 for the three months ended December 31, 2022 primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling two-quarter period for the first period. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
We review our internal calculation of WACC annually. Our WACC is 8.2% for fiscal 2024 and 9.0% for fiscal 2023. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the three months ended December 30, 2023, ROIC of 10.3% reflects an economic return of 2.1%, based on our WACC of 8.2%, and for the three months ended December 31, 2022, ROIC of 13.8% reflects an economic return of 4.8%, based on our weighted average cost of capital of 9.0%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Adjusted operating income (tax-effected)	$151.7	$192.7
Average invested capital	1,479.6	1,392.0
After-tax ROIC	10.3%	13.8%
WACC	8.2%	9.0%
Economic return	2.1%	4.8%
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $232.4 million as of December 30, 2023 as compared to $256.7 million as of September 30, 2023.
As of December 30, 2023, 90% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases for the next twelve months and the foreseeable future.
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

Remaining 2024	$10.6
2025	14.1
2026	17.3
Total	$42.0
Cash Flows. The following table provides a summary of cash flows (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash flows used in operating activities	$(3.0)	$(48.8)
Cash flows used in investing activities	(28.6)	(21.6)
Cash flows provided by financing activities	5.8	39.4
Effect of exchange rate changes on cash and cash equivalents	1.6	3.4
Net decrease in cash and cash equivalents and restricted cash	$(24.2)	$(27.6)

Operating Activities. Cash flows used in operating activities were $3.0 million for the three months ended December 30, 2023, as compared to cash flows used in operating activities of $48.8 million for the three months ended December 31, 2022. The decrease was primarily due to cash flow improvements (reductions) of:

•$(13.0) million decrease in net income.
•$58.7 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$26.4 million in inventory cash flows driven by inventory levels increasing at a slower rate in the three months ended December 30, 2023 compared to the three months ended December 31, 2022 due to fewer program ramps requiring upfront inventory procurement.
•$(28.2) million in advanced payments from customers cash flows driven by a larger decrease in advanced payments in the three months ended December 30, 2023 compared to the three months ended December 31, 2022.
•$(9.0) million in contract assets cash flows, driven by decreases in advanced payments received from customers who recognize revenue over time.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	December 30, 2023	December 31, 2022
Days in accounts receivable	61	61
Days in contract assets	12	10
Days in inventory	161	151
Days in accounts payable	(66)	(69)
Days in advanced payments (1)	(73)	(70)
Annualized cash cycle	95	83

(1) Includes a reclassification in the presentation of advanced payments from customers reflected in prior period amounts.As of December 31, 2022, the impact of this reclassification was an increase in the Company's days in advanced payments and a reduction in annualized cash cycle by 23 days.
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
As of December 30, 2023, annualized cash cycle days increased twelve days compared to December 31, 2022 due to the following:
Days in accounts receivable for the three months ended December 30, 2023 remained flat compared to the three months ended December 31, 2022.
Days in contract assets for the three months ended December 30, 2023 increased two days compared to the three months ended December 31, 2022. The increase is primarily attributable to a decrease in advanced payments from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended December 30, 2023 increased ten days compared to the three months ended December 31, 2022. The increase is primarily due to lower sales in the three months ended December 30, 2023 compared to the prior year, partially offset by lower inventory.
Days in accounts payable for the three months ended December 30, 2023 decreased three days compared to the three months ended December 31, 2022. The decrease is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended December 30, 2023 increased three days compared to the three months ended December 31, 2022. The increase was primarily attributable to lower sales in the three months ended December 30, 2023 compared to the prior year, partially offset by a decrease in advanced payments received from customers in line with lower inventory balances.

Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $(31.7) million for the three months ended December 30, 2023 compared to $(71.9) million for the three months ended December 31, 2022, an improvement of $40.2 million. The improvement in FCF was primarily due to lower working capital investments in inventory to support our customers and increased accounts payable due to timing of payments.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash flows used in by operating activities	$(3.0)	$(48.8)
Payments for property, plant and equipment	(28.7)	(23.1)
Free cash flow	$(31.7)	$(71.9)
Investing Activities. Cash flows used in investing activities were $28.6 million for the three months ended December 30, 2023 compared to $21.6 million for the three months ended December 31, 2022. The increase in cash used in investing activities was due to a $5.6 million increase in capital expenditures.
We estimate capital expenditures for fiscal 2024 will be approximately $100.0 million to $120.0 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows provided by financing activities were $5.8 million for the three months ended December 30, 2023 compared to cash flows provided by financing activities of $39.4 million for the three months ended December 31, 2022. The decrease was primarily attributable to net borrowings on the credit facility for the three months ended December 30, 2023 of $10.0 million compared to net borrowings on the credit facility for the three months ended December 31, 2022 of $57.0 million, as well as a $11.5 million reduction in repurchases of our common stock.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. During the three months ended December 30, 2023 we purchased no shares under this program. During the three months ended December 31, 2022, we purchased 115,723 shares under this program for $11.5 million at an average price of $99.12 per share. As of December 30, 2023, $5.7 million of authority remained under the 2023 Program. All shares repurchased under the aforementioned program were recorded as treasury stock.
On January 16, 2024, we announced an additional $50.0 million in share repurchase authority (the "2024 Program") that authorizes us to repurchase our common stock. There is now a total of $55.7 million in repurchase authority under the combined 2023 and 2024 Programs. The 2024 Program will commence upon completion of the 2023 Program.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of December 30, 2023 is $340.0 million. The maximum facility amount under the HSBC RPA as of December 30, 2023 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $223.6 million and $185.6 million of trade accounts receivable under these programs during the three months ended December 30, 2023 and December 31, 2022, respectively, in exchange for cash proceeds of $221.0 million and $183.6 million, respectively. As of December 30, 2023 and December 31, 2022, $226.9 million and $196.8 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected by MUFG Bank or HSBC Bank.

In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the first quarter of fiscal 2024, cash and cash equivalents and restricted cash were $232 million, while debt, finance lease and other financing obligations were $443 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2023 Annual Report on Form 10-K. During the first quarter of fiscal 2024, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Recently Adopted Accounting Pronouncements" and "Recently Issued Accounting Pronouncements Not Yet Adopted," in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from changes in foreign exchange and interest rates from those disclosed in our 2023 Annual Report on Form 10-K.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Net Sales	10%	7%
Total Costs	18%	15%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of December 30, 2023, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.

Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of December 30, 2023, we were exposed to interest rate risk associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of December 30, 2023, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. We were also exposed to interest rate risk on our accounts receivables sales programs. The Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (the "MUFG RPA") is subject to an applicable cost of funds based on an applicable margin defined in the agreement with respect to receivables owed by each approved obligor and the applicable SOFR for a period equal to the discount period applicable to such receivable determined as of two business days prior to the applicable purchase date of such receivable with respect to the currency the receivable is denominated in. Other trade receivable sales programs are subject to similar terms. Based on our overall interest rate exposure, as of December 30, 2023, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2024, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 5.    OTHER INFORMATION
During the quarter ended December 30, 2023, none of our directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

PART II.    OTHER INFORMATION
ITEM 1A.    RISK FACTORS
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 that have had no material changes.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program became effective immediately and has no expiration. There were no shares purchased during the three months ended December 30, 2023. The maximum dollar value of shares that was available to be purchased under the program as of December 30, 2023 was $5.7 million.
On January 16, 2024, we announced an additional $50.0 million in share repurchase authority (the "2024 Program") that authorizes us to repurchase our common stock. The 2024 Program will commence upon completion of the 2023 Program.
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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2023, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal first quarter ended December 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	February 2, 2024	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	February 2, 2024	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer