Form 10-Q
period 2024-03-30
PLEXUS CORP
filed 2024-05-03
CIK 785786

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
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024, there were 27,387,783 shares of common stock outstanding.

PLEXUS CORP.

March 30, 2024

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales	$966,900	$1,070,823	$1,949,507	$2,164,748
Cost of sales	878,837	967,830	1,773,304	1,960,556
Gross profit	88,063	102,993	176,203	204,192
Selling and administrative expenses	47,555	46,051	90,537	89,909
Restructuring and other charges, net	11,038	—	11,038	—
Operating income	29,470	56,942	74,628	114,283
Other income (expense):
Interest expense	(8,293)	(8,287)	(15,910)	(15,181)
Interest income	817	759	1,625	1,693
Miscellaneous, net	(3,027)	(1,612)	(6,529)	(3,556)
Income before income taxes	18,967	47,802	53,814	97,239
Income tax expense	2,728	6,958	8,360	14,205
Net income	$16,239	$40,844	$45,454	$83,034
Earnings per share:
Basic	$0.59	$1.48	$1.65	$3.00
Diluted	$0.58	$1.45	$1.62	$2.94
Weighted average shares outstanding:
Basic	27,542	27,661	27,513	27,650
Diluted	27,929	28,184	27,982	28,273
Comprehensive income:
Net income	$16,239	$40,844	$45,454	$83,034
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(1,609)	2,924	6,788	11,363
Foreign currency translation adjustments	(3,645)	3,152	8,844	16,929
Other comprehensive (loss) income	(5,254)	6,076	15,632	28,292
Total comprehensive income	$10,985	$46,920	$61,086	$111,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$265,053	$256,233
Restricted cash	41	421
Accounts receivable, net of allowances of $2,078 and $1,914, respectively	645,523	661,542
Contract assets	131,174	142,297
Inventories	1,518,729	1,562,037
Prepaid expenses and other	70,531	49,693
Total current assets	2,631,051	2,672,223
Property, plant and equipment, net	493,803	492,036
Operating lease right-of-use assets	63,106	69,363
Deferred income taxes	62,665	62,590
Other assets	26,032	24,960
Total non-current assets	645,606	648,949
Total assets	$3,276,657	$3,321,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$245,964	$240,205
Accounts payable	627,427	646,610
Advanced payments from customers	716,172	760,351
Accrued salaries and wages	72,880	94,099
Other accrued liabilities	74,392	71,402
Total current liabilities	1,736,835	1,812,667
Long-term debt and finance lease obligations, net of current portion	192,025	190,853
Accrued income taxes payable	17,198	31,382
Long-term operating lease liabilities	33,915	38,552
Deferred income taxes	4,429	4,350
Other liabilities	32,493	28,986
Total non-current liabilities	280,060	294,123
Total liabilities	2,016,895	2,106,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,487 and 54,297 shares issued, respectively, and 27,470 and 27,466 shares outstanding, respectively	545	543
Additional paid-in capital	663,130	661,270
Common stock held in treasury, at cost, 27,017 and 26,831 shares, respectively	(1,151,997)	(1,134,429)
Retained earnings	1,756,782	1,711,328
Accumulated other comprehensive loss	(8,698)	(24,330)
Total shareholders’ equity	1,259,762	1,214,382
Total liabilities and shareholders’ equity	$3,276,657	$3,321,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Common stock - shares outstanding
Beginning of period	27,504	27,612	27,466	27,679
Exercise of stock options and vesting of other share-based awards	152	160	190	209
Treasury shares purchased	(186)	(125)	(186)	(241)
End of period	27,470	27,647	27,470	27,647

Total stockholders' equity, beginning of period	$1,266,755	$1,150,259	$1,214,382	$1,095,731
Common stock - par value
Beginning of period	543	541	543	541
Exercise of stock options and vesting of other share-based awards	2	2	2	2
End of period	545	543	545	543
Additional paid-in capital
Beginning of period	663,542	654,059	661,270	652,467
Share-based compensation expense	7,506	5,799	12,685	11,482
Exercise of stock options and vesting of other share-based awards, including tax withholding	(7,918)	(8,191)	(10,825)	(12,282)
End of period	663,130	651,667	663,130	651,667
Treasury stock
Beginning of period	(1,134,429)	(1,104,953)	(1,134,429)	(1,093,483)
Treasury shares purchased	(17,568)	(12,407)	(17,568)	(23,877)
End of period	(1,151,997)	(1,117,360)	(1,151,997)	(1,117,360)
Retained earnings
Beginning of period	1,740,543	1,614,424	1,711,328	1,572,234
Net income	16,239	40,844	45,454	83,034
End of period	1,756,782	1,655,268	1,756,782	1,655,268
Accumulated other comprehensive loss
Beginning of period	(3,444)	(13,812)	(24,330)	(36,028)
Other comprehensive (loss) income	(5,254)	6,076	15,632	28,292
End of period	(8,698)	(7,736)	(8,698)	(7,736)
Total stockholders' equity, end of period	$1,259,762	$1,182,382	$1,259,762	$1,182,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net income	$45,454	$83,034
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38,514	33,434
Share-based compensation expense and related charges	12,685	11,482
Other, net	1,289	460
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	18,055	84,392
Contract assets	11,045	5,988
Inventories	47,850	(33,910)
Other current and non-current assets	(19,505)	(3,007)
Accrued income taxes payable	(10,249)	(8,064)
Accounts payable	(4,635)	(86,054)
Advanced payments from customers	(45,567)	(23,067)
Other current and non-current liabilities	(10,169)	(7,532)
Cash flows provided by operating activities	84,767	57,156
Cash flows from investing activities
Payments for property, plant and equipment	(51,516)	(49,491)
Other, net	336	1,876
Cash flows used in investing activities	(51,180)	(47,615)
Cash flows from financing activities
Borrowings under debt agreements	329,000	354,000
Payments on debt and finance lease obligations	(326,240)	(336,267)
Repurchases of common stock	(17,568)	(23,877)
Proceeds from exercise of stock options	203	—
Payments related to tax withholding for share-based compensation	(11,025)	(12,280)
Cash flows used in financing activities	(25,630)	(18,424)
Effect of exchange rate changes on cash and cash equivalents	483	3,777
Net increase (decrease) in cash and cash equivalents and restricted cash	8,440	(5,106)
Cash and cash equivalents and restricted cash:
Beginning of period	256,654	275,470
End of period	$265,094	$270,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 30, 2024 AND APRIL 1, 2023
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of March 30, 2024 and September 30, 2023, the results of operations and shareholders' equity for the three and six months ended March 30, 2024 and April 1, 2023, and the cash flows for the same six month periods.

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
Recently Adopted Accounting Pronouncements:
In September 2022, the FASB issued ASU 2022-04 Supplier Finance Programs (Subtopic 405-50), which requires enhanced disclosures about supplier finance programs. The Company adopted this guidance during the first quarter of fiscal 2024 with no material impact to the Company's Consolidated Financial Statements; however, the impact of the new standard on future periods will depend on the facts and circumstances of future transactions.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In March 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. The SEC stayed its climate disclosure rules to facilitate the orderly judicial resolution of pending legal challenges. We are currently evaluating the impacts that the SEC's rule will have on our financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280), which requires enhanced disclosures for segment reporting. The guidance is effective for the Company beginning in the first quarter of fiscal 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740), which requires enhanced disclosures for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of March 30, 2024 and September 30, 2023 consisted of the following (in thousands):

	March 30, 2024	September 30, 2023
Raw materials	$1,378,789	$1,409,638
Work-in-process	50,745	66,340
Finished goods	89,195	86,059
Total inventories	$1,518,729	$1,562,037
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets as of March 30, 2024 and September 30, 2023 was $536.9 million and $590.2 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of March 30, 2024 and September 30, 2023 consisted of the following (in thousands):

	March 30, 2024	September 30, 2023
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	239,000	233,000
Finance lease and other financing obligations	49,988	49,233
Unamortized deferred financing fees	(999)	(1,175)
Total obligations	437,989	431,058
Less: current portion	(245,964)	(240,205)
Long-term debt, finance lease and other financing obligations, net of current portion	$192,025	$190,853
As of March 30, 2024, the Company was in compliance with covenants for all debt agreements.
During the six months ended March 30, 2024, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $376.0 million; the average daily borrowings were $300.3 million. During the six months ended April 1, 2023, the highest daily borrowing was $412.0 million; the average daily balance was $344.5 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $383.6 million and $374.3 million as of March 30, 2024 and September 30, 2023, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $389.0 million and $383.0 million as of March 30, 2024 and September 30, 2023, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $275.0 million as of March 30, 2024, and a notional value of $215.4 million as of September 30, 2023. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.8 million asset as of March 30, 2024 and a $5.0 million liability as of September 30, 2023.
The Company had additional forward currency exchange contracts outstanding as of March 30, 2024, with a notional value of $220.7 million; there were $145.5 million of such contracts outstanding as of September 30, 2023. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $0.3 million liability as of March 30, 2024 and a $1.3 million liability as of September 30, 2023.
The tables below presents information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		March 30, 2024	September 30, 2023		March 30, 2024	September 30, 2023
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$4,857	$2,610	Other accrued liabilities	$3,049	$7,590

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		March 30, 2024	September 30, 2023		March 30, 2024	September 30, 2023
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$780	$1,337	Other accrued liabilities	$1,036	$2,669

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives
	March 30, 2024	April 1, 2023
Foreign currency forward contracts	$(2,654)	$3,574

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
		March 30, 2024	April 1, 2023
Foreign currency forward contracts	Cost of sales	$(991)	$516
Foreign currency forward contracts	Selling and administrative expenses	(54)	134

Derivatives not designated as hedging instruments	Location of Loss Recognized on Derivatives in Income	Amount of Loss on Derivatives Recognized in Income
		March 30, 2024	April 1, 2023
Foreign currency forward contracts	Miscellaneous, net	$(698)	$(684)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCL on Derivatives
	March 30, 2024	April 1, 2023
Foreign currency forward contracts	$2,785	$9,724

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Classification of Loss Reclassified from Accumulated OCL into Income	Amount of Loss Reclassified from Accumulated OCL into Income
		March 30, 2024	April 1, 2023
Foreign currency forward contracts	Cost of sales	$(217)	$(1,616)
Foreign currency forward contracts	Selling and administrative expenses	(3,786)	(23)

Derivatives not designated as hedging instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		March 30, 2024	April 1, 2023
Foreign currency forward contracts	Miscellaneous, net	$1,671	$63
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of the Company’s derivatives as of March 30, 2024 and September 30, 2023 by input level:

Fair Value Measurements Using Input Levels Asset / (Liability) (in thousands)
Fiscal period ended March 30, 2024	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$1,552	$—	$1,552

Fiscal period ended September 30, 2023
Derivatives
Foreign currency forward contracts	$—	$(6,312)	$—	$(6,312)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and six months ended March 30, 2024 was $2.7 million and $8.4 million compared to $7.0 million and $14.2 million for the three and six months ended April 1, 2023.
The effective tax rates for the three and six months ended March 30, 2024 were 14.4% and 15.5%, respectively, compared to the effective tax rate of 14.6% for the three and six months ended April 1, 2023. The increase for the six months ended March 30, 2024 compared to the six months ended April 1, 2023 is primarily due to a change in the geographic distribution of pre-tax book income.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $1.0 million for the three months ended March 30, 2024. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended March 30, 2024 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdiction.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended March 30, 2024, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended March 30, 2024 and April 1, 2023 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income	$16,239	$40,844	$45,454	$83,034
Basic weighted average common shares outstanding	27,542	27,661	27,513	27,650
Dilutive effect of share-based awards and options outstanding	387	523	469	623
Diluted weighted average shares outstanding	27,929	28,184	27,982	28,273
Earnings per share:
Basic	$0.59	$1.48	$1.65	$3.00
Diluted	$0.58	$1.45	$1.62	$2.94
For the three and six months ended March 30, 2024 and April 1, 2023, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and six months ended March 30, 2024 and April 1, 2023 indicated were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Finance lease expense:
Amortization of right-of-use assets	$1,506	$1,952	$3,024	$3,566
Interest on lease liabilities	1,375	1,260	2,697	2,532
Operating lease expense	2,652	2,736	5,270	5,342
Other lease expense	1,165	1,830	3,227	3,596
Total	$6,698	$7,778	$14,218	$15,036
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

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	March 30, 2024	September 30, 2023
ASSETS
Finance lease assets	Property, plant and equipment, net	$38,308	$37,391
Operating lease assets	Operating lease right-of-use assets	63,106	69,363
Total lease assets		$101,414	$106,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,574	$4,034
Operating lease liabilities	Other accrued liabilities	8,281	8,363
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	40,751	39,271
Operating lease liabilities	Long-term operating lease liabilities	33,915	38,552
Total lease liabilities		$87,521	$90,220
As of March 30, 2024, we have a lease signed but not yet commenced totaling payments of $14.6 million. This lease will commence in the next twelve months, with a lease term of 60 years.

8.    Share-Based Compensation
At the 2024 Annual Meeting of Shareholders on February 14, 2024, the Company's shareholders approved the Plexus Corp. 2024 Omnibus Incentive Plan (the "2024 Plan"). The 2024 Plan is a stock and cash-based incentive plan, and includes provisions by which the Company may grant executive officers, employees and directors stock options, stock appreciation rights ("SARs"), restricted stock (including restricted stock units ("RSUs")), performance stock awards (including performance stock units ("PSUs")), other stock awards and cash incentive awards. Similar awards were offered under its predecessor, the Plexus Corp. 2016 Omnibus Incentive Plan (the "2016 Plan"), which is no longer being used for grants; however, outstanding awards granted under the 2016 Plan and its predecessor continue until vesting, exercise, forfeiture or expiration.
The Company recognized $7.1 million and $12.4 million of compensation expense associated with share-based awards for the three and six months ended March 30, 2024, respectively, and $5.9 million and $11.7 million for the three and six months ended April 1, 2023, respectively.

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
Information about the Company’s three reportable segments for the three and six months ended March 30, 2024 and April 1, 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
AMER	$321,782	$407,806	$655,479	$797,468
APAC	520,992	587,270	1,073,476	1,229,174
EMEA	154,762	101,794	276,700	191,167
Elimination of inter-segment sales	(30,636)	(26,047)	(56,148)	(53,061)
	$966,900	$1,070,823	$1,949,507	$2,164,748

Operating income (loss):
AMER	$4,978	$25,767	$13,727	$43,182
APAC	67,213	69,728	138,632	148,134
EMEA	5,745	1,879	5,508	1,240
Corporate and other costs	(48,466)	(40,432)	(83,239)	(78,273)
	29,470	56,942	74,628	114,283
Other income (expense):
Interest expense	(8,293)	(8,287)	(15,910)	(15,181)
Interest income	817	759	1,625	1,693
Miscellaneous, net	(3,027)	(1,612)	(6,529)	(3,556)
Income before income taxes	$18,967	$47,802	$53,814	$97,239

	March 30, 2024	September 30, 2023
Total assets:
AMER	$1,047,671	$1,124,555
APAC	1,618,174	1,696,795
EMEA	511,575	462,199
Corporate and eliminations	99,237	37,623
	$3,276,657	$3,321,172

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended March 30, 2024 and April 1, 2023 (in thousands):

	Six Months Ended
	March 30, 2024	April 1, 2023
Reserve balance, beginning of period	$5,821	$6,925
Accruals for warranties issued during the period	1,726	1,254
Settlements (in cash or in kind) during the period	(476)	(2,243)
Reserve balance, end of period	$7,071	$5,936

12.    Shareholders' Equity
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program completed in February 2024. During the three and six months ended March 30, 2024, the Company repurchased 59,277 shares under this program for $5.7 million at an average price of $95.59 per share. During the three months ended April 1, 2023, the Company repurchased 125,639 shares under this program for $12.4 million at an average price of $98.75 per share. During the six months ended April 1, 2023, the Company repurchased 241,362 shares under this program for $23.9 million at an average price of $98.93 per share.
On January 16, 2024, the Company announced a share repurchase program authorized by the Board of Directors under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2024 Program"). The 2024 Program became effective upon completion of the 2023 Program, which occurred in February 2024, and has no expiration. During the three and six months ended March 30, 2024, the Company repurchased 126,850 shares under this program for $11.9 million at an average price of $93.83 per share. As of March 30, 2024, $38.1 million of authority remained under the 2024 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and six months ended March 30, 2024 and April 1, 2023 were not material.

The Company sold $213.8 million and $225.7 million of trade accounts receivable under these programs, or their predecessors, during the three months ended March 30, 2024 and April 1, 2023, respectively, in exchange for cash proceeds of $211.1 million and $222.9 million, respectively.
The Company sold $437.4 million and $411.3 million of trade accounts receivable under these programs, or their predecessors, during the six months ended March 30, 2024 and April 1, 2023, respectively, in exchange for cash proceeds of $432.1 million and $406.5 million, respectively.
As of March 30, 2024 and September 30, 2023, $217.8 million and $220.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected by MUFG Bank or HSBC Bank.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	March 30, 2024
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$162,816	$157,015	$58,580	$378,411
Industrial	71,007	275,494	71,683	418,184
Aerospace/Defense	84,677	62,356	23,272	170,305
External revenue	318,500	494,865	153,535	966,900
Inter-segment sales	3,282	26,127	1,227	30,636
Segment revenue	$321,782	$520,992	$154,762	$997,536

	Three Months Ended
	April 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$228,245	$206,442	$52,683	$487,370
Industrial	98,686	312,840	27,755	439,281
Aerospace/Defense	76,731	47,445	19,996	144,172
External revenue	403,662	566,727	100,434	1,070,823
Inter-segment sales	4,144	20,543	1,360	26,047
Segment revenue	$407,806	$587,270	$101,794	$1,096,870

	Six Months Ended
	March 30, 2024
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$328,423	$321,737	$109,184	$759,344
Industrial	154,908	580,252	117,683	852,843
Aerospace/Defense	167,398	123,048	46,874	337,320
External revenue	650,729	1,025,037	273,741	1,949,507
Inter-segment sales	4,750	48,439	2,959	56,148
Segment revenue	$655,479	$1,073,476	$276,700	$2,005,655

	Six Months Ended
	April 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$443,626	$429,732	$101,879	$975,237
Industrial	201,713	663,424	46,226	911,363
Aerospace/Defense	144,753	93,099	40,296	278,148
External revenue	790,092	1,186,255	188,401	2,164,748
Inter-segment sales	7,376	42,919	2,766	53,061
Segment revenue	$797,468	$1,229,174	$191,167	$2,217,809
For both the three and six months ended March 30, 2024, approximately 83% of the Company's revenue was recognized as products and services transferred over time. For the three and six months ended April 1, 2023, approximately 80% and 81%, respectively, of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the six months ended March 30, 2024 and April 1, 2023 (in thousands):

	Six Months Ended
	March 30, 2024	April 1, 2023
Contract assets, beginning of period	$142,297	$138,540
Revenue recognized during the period	1,625,857	1,743,054
Amounts collected or invoiced during the period	(1,636,980)	(1,748,565)
Contract assets, end of period	$131,174	$133,029
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on Condensed Consolidated Balance Sheets. As of March 30, 2024 and September 30, 2023, the balance of advance payments from customers attributable to deferred revenue was $165.3 million and $158.7 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Non-recurring Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

For the three and six months ended March 30, 2024, the Company incurred restructuring and other charges of $11.0 million, which consisted of severance from the reduction of the Company's workforce as well as closure costs associated with a site in the Company's EMEA region, offset by insurance proceeds received associated with an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region in fiscal 2023.

For the three and six months ended April 1, 2023, the Company did not incur any restructuring and other charges.

The Company recognized a tax benefit of $1.2 million related to restructuring and other charges for the three and six months ended March 30, 2024.

The Company's restructuring accrual activity for the three and six months ended March 30, 2024 is included in the tables below (in thousands):

	Termination and Severance Costs	Fixed Asset and Operating ROU Asset Impairment	Arbitration Recovery	Total
Accrual balance, as of December 30, 2023	$—	$—	$—	$—
Restructuring and other charges	9,865	3,423	(2,250)	11,038
Amounts utilized	(3,858)	(1,767)	2,250	(3,375)
Accrual balance, as of March 30, 2024	$6,007	$1,656	$—	$7,663

16.     Subsequent Event
During April 2024, the Company committed to a restructuring plan and anticipates incurring approximately $6.5 million of restructuring and other charges during the third quarter of fiscal 2024. These charges relate to site closure costs in the AMER region including asset impairment and severance cash charges to best support long-term customer needs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, conflict in the Middle East, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2023 Form 10-K.

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
Market Pressures Update
During the first six months of fiscal 2024, we experienced market-driven inventory corrections at our customers and incrementally weaker demand from the Healthcare/Lifesciences and Industrial market sectors creating inefficiencies within our operations. We expect the market-driven inventory corrections at the customers and weaker demand in certain sectors to be a near-term challenge that will lessen later in fiscal 2024. However, if market softness continues for extended periods, this would impact our operating results in future periods.

A global minimum tax has been, or is anticipated to be, implemented in many of the countries in which we operate. We anticipate this will materially and unfavorably impact our existing tax holidays and effective tax rate beginning in our fiscal 2025. We will continue to monitor these developments as each jurisdiction incorporates such changes into tax laws.

We believe our balance sheet is positioned to support the potential future challenges presented by the macro-economic pressures we are facing. As of the second quarter of fiscal 2024, cash and cash equivalents and restricted cash were $265 million, while debt, finance lease obligations and other financing were $438 million. Borrowings under our Credit Facility as of March 30, 2024, were $239 million, leaving $261 million of our revolving commitment of $500 million available for use as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with the bank. Interest expense could increase above current levels due to increased borrowing under our Credit Facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 3, "Debt, Finance Lease and Other Financing Obligations," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales	$966.9	$1,070.8	$1,949.5	$2,164.7
Cost of sales	878.8	967.8	1,773.3	1,960.6
Gross profit	88.1	103.0	176.2	204.2
Gross margin	9.1%	9.6%	9.0%	9.4%
Operating income	29.5	56.9	74.6	114.3
Operating margin	3.0%	5.3%	3.8%	5.3%
Other expense	10.5	9.1	20.8	17.0
Income tax expense	2.7	7.0	8.4	14.2
Net income	16.2	40.8	45.5	83.0
Diluted earnings per share	$0.58	$1.45	$1.62	$2.94
Return on invested capital*			9.9%	13.8%
Economic return*			1.7%	4.8%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended March 30, 2024, net sales decreased $103.9 million, or 9.7%, as compared to the three months ended April 1, 2023. For the six months ended March 30, 2024, net sales decreased $215.2 million, or 9.9%, as compared to the six months ended April 1, 2023.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
AMER	$321.8	$407.8	$655.5	$797.5
APAC	521.0	587.3	1,073.5	1,229.2
EMEA	154.8	101.8	276.7	191.2
Elimination of inter-segment sales	(30.7)	(26.1)	(56.2)	(53.2)
Total net sales	$966.9	$1,070.8	$1,949.5	$2,164.7
AMER. Net sales for the three months ended March 30, 2024 in the AMER segment decreased $86.0 million, or 21.1%, as compared to the three months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $14.5 million due to disengagements with customers and $9.3 million due to the discontinuation of a program with an existing customer. The decrease was partially offset by an increase of $12.3 million due to production ramps for new customers and $9.7 million due to production ramps of new products for existing customers.
During the six months ended March 30, 2024, net sales in the AMER segment decreased $142.0 million, or 17.8%, as compared to the six months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $15.0 million due to disengagements with customers and $8.5 million due to the discontinuation of a program with an existing customer. The decrease was partially offset by an increase of $22.1 million due to production ramps for new customers.
APAC. Net sales for the three months ended March 30, 2024 in the APAC segment decreased $66.3 million, or 11.3%, as compared to the three months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers, as well as reductions in inflated component pricing. The decrease was partially offset by a $7.9 million increase due to production ramps of new products for existing customers.
During the six months ended March 30, 2024, net sales in the APAC segment decreased $155.7 million, or 12.7%, as compared to the six months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $29.5 million for end-of-life products. The decrease was partially offset by a $26.7 million increase due to production ramps of new products for existing customers.
EMEA. Net sales for the three months ended March 30, 2024 in the EMEA segment increased $53.0 million, or 52.1%, as compared to the three months ended April 1, 2023. The increase in net sales was driven by a $39.6 million increase due to production ramps for new customers and overall net increased customer end-market demand. The increase was partially offset by a $5.9 million decrease due to the discontinuation of a program with an existing customer and reductions in inflated component pricing.
During the six months ended March 30, 2024, net sales in the EMEA segment increased $85.5 million, or 44.7%, as compared to the six months ended April 1, 2023. The increase in net sales was driven by a $59.1 million increase due to production ramps for new customers and overall net increased customer end-market demand. The increase was further driven by a $10.0 million increase in production ramps of new products for existing customers, partially offset by a $9.5 million decrease due to the discontinuation of a program with an existing customer and reductions in inflated component pricing.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
Healthcare/Life Sciences	$378.4	$487.3	$759.3	$975.2
Industrial	418.2	439.3	852.8	911.4
Aerospace/Defense	170.3	144.2	337.4	278.1
Total net sales	$966.9	$1,070.8	$1,949.5	$2,164.7
Healthcare/Life Sciences. Net sales for the three months ended March 30, 2024 in the Healthcare/Life Sciences sector decreased $108.9 million, or 22.3%, as compared to the three months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers, as well as a reduction in inflated component pricing. The decrease was partially offset by an increase of $17.0 million due to production ramps of new products for existing customers.
During the six months ended March 30, 2024, net sales in the Healthcare/Life Sciences sector decreased $215.9 million, or 22.1%, as compared to the six months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers, as well as a reduction in inflated component pricing. The decrease was further driven by a decrease of $26.4 million for end-of-life products. The decrease was partially offset by an increase of $16.4 million due to production ramps of new products for existing customers and $6.0 million due to production ramps for a new customer.
Industrial. Net sales for the three months ended March 30, 2024 in the Industrial sector decreased $21.1 million, or 4.8%, as compared to the three months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $16.4 million due to the discontinuation of programs with existing customers. The decrease was partially offset by an increase of $36.9 million due to production ramps for a new customer.
During the six months ended March 30, 2024, net sales in the Industrial sector decreased $58.6 million, or 6.4%, as compared to the six months ended April 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at the customers as well as reductions in inflated component pricing.

The decrease was further driven by a decrease of $17.9 million due to the discontinuation of programs with existing customers and $7.7 million due to a disengagement with a customer. The decrease was partially offset by an increase of $62.0 million due to production ramps for new customers.
Aerospace/Defense. Net sales for the three months ended March 30, 2024 in the Aerospace/Defense sector increased $26.1 million, or 18.1%, as compared to the three months ended April 1, 2023. The increase was driven by overall net increased customer end-market demand and an $11.2 million increase due to production ramps for new customers. The increase was partially offset by a reduction in inflated component pricing and a decrease of $10.9 million due to disengagements with customers.
During the six months ended March 30, 2024, net sales in the Aerospace/Defense sector increased $59.3 million, or 21.3%, as compared to the six months ended April 1, 2023. The increase was driven by overall net increased customer end-market demand, a $24.1 million increase due to production ramps of new products for existing customers and a $14.6 million increase due to production ramps for new customers. The increase was partially offset by a reduction in inflated component pricing and a decrease of $12.1 million due to disengagement with a customer.
Cost of sales. Cost of sales for the three months ended March 30, 2024 decreased $89.0 million, or 9.2%, as compared to the three months ended April 1, 2023, while cost of sales for the six months ended March 30, 2024 decreased $187.3 million, or 9.6% as compared to the six months ended April 1, 2023. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both the three and six months ended March 30, 2024 and April 1, 2023, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs were related to material and component costs.
As compared to the three months ended April 1, 2023, the decrease in cost of sales for the three months ended March 30, 2024 was primarily driven by the decrease in net sales and a positive shift in customer mix. As compared to the six months ended April 1, 2023, the decrease in cost of sales for the six months ended March 30, 2024 was primarily driven by the decrease in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
Gross profit. Gross profit for the three months ended March 30, 2024 decreased $14.9 million, or 14.5%, as compared to the three months ended April 1, 2023. Gross margin of 9.1% for the three months ended March 30, 2024 decreased 50 basis points compared to the three months ended April 1, 2023. The primary drivers of the decrease in gross profit and gross margin as compared to the three months ended April 1, 2023 were the decrease in net sales, partially offset by a positive shift in customer mix.
Gross profit for the six months ended March 30, 2024 decreased $28.0 million, or 13.7%, as compared to the six months ended April 1, 2023. Gross margin of 9.0% for the six months ended March 30, 2024 decreased 40 basis points compared to the six months ended April 1, 2023. The primary drivers of the decrease in gross profit and gross margin as compared to the six months ended April 1, 2023 were the decrease in net sales and an increase in fixed costs to support new customer program ramps, partially offset by a positive shift in customer mix.
Operating income. Operating income for the three months ended March 30, 2024 decreased $27.4 million, or 48.2%, as compared to the three months ended April 1, 2023. Operating margin of 3.0% for the three months ended March 30, 2024 decreased 230 basis points compared to the three months ended April 1, 2023. The primary driver of the decrease in operating income and operating margin for the three months ended March 30, 2024 was the result of the decrease in gross margin as well as restructuring and other charges of $11.0 million. The restructuring and other charges consisted of severance from the reduction of the Company's workforce as well as closure costs associated with a site in the Company's EMEA region, offset by insurance proceeds received associated with an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region in fiscal 2023.
Operating income for the six months ended March 30, 2024 decreased $39.7 million, or 34.7%, as compared to the six months ended April 1, 2023. Operating margin of 3.8% for the six months ended March 30, 2024 decreased 150 basis points compared to the six months ended April 1, 2023. The primary driver of the decrease in operating income and operating margin for the six months ended March 30, 2024 was the result of the decrease in gross margin as well as restructuring and other charges of $11.0 million, which consisted of employee severance costs associated with a reduction in the Company's workforce as well as closure costs associated with a site in the Company's EMEA region, offset by insurance proceeds received in an arbitration decision regarding a contractual matter that took place in the Company's EMEA region in fiscal 2023.

A discussion of operating income by reportable segment for the indicated fiscal period (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating income:
AMER	$5.0	$25.8	$13.7	$43.2
APAC	67.2	69.7	138.6	148.1
EMEA	5.7	1.8	5.5	1.2
Corporate and other costs	(48.4)	(40.4)	(83.2)	(78.2)
Total operating income	$29.5	$56.9	$74.6	$114.3
AMER. Operating income decreased $20.8 million for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 primarily as a result of a decrease in net sales and a negative shift in customer mix, partially offset by a decrease in fixed costs.
During the six months ended March 30, 2024, operating income in the AMER segment decreased $29.5 million as compared to the six months ended April 1, 2023 primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix and a decrease in fixed costs.
APAC. Operating income decreased $2.5 million for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix.
During the six months ended March 30, 2024, operating income in the APAC segment decreased $9.5 million as compared to the six months ended April 1, 2023 primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix and a decrease in S&A.
EMEA. Operating income increased $3.9 million for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 primarily as a result of an increase in net sales, partially offset by increased fixed costs.
During the six months ended March 30, 2024, operating income in the EMEA segment increased $4.3 million as compared to the six months ended April 1, 2023 primarily as a result of an increase in net sales, partially offset by increased fixed costs.
Other expense. Other expense for the three months ended March 30, 2024 increased $1.4 million as compared to the three months ended April 1, 2023. The increase in other expense for the three months ended March 30, 2024 was primarily driven by a decrease in other miscellaneous income of $1.5 million.
Other expense for the six months ended March 30, 2024 increased $3.8 million as compared to the six months ended April 1, 2023. The increase in other expense for the six months ended March 30, 2024 was primarily driven by a decrease in other miscellaneous income of $2.5 million, an increase in interest expense of $0.7 million due to a higher average interest rate and an increase in factoring fees of $0.5 million.
Income taxes. Income tax expense for the three and six months ended March 30, 2024 was $2.7 million and $8.4 million, respectively, compared to $7.0 million and $14.2 million for the three and six months ended April 1, 2023. The decrease is primarily due to a decrease in pre-tax book income.
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
Net Income. Net income for the three months ended March 30, 2024 decreased $24.6 million, or 60.3%, from the three months ended April 1, 2023 to $16.2 million. Net income decreased primarily as a result of the decrease in operating income and the increase in other expense, partially offset by the decrease in tax expense as previously discussed.
Net income for the six months ended March 30, 2024 decreased $37.5 million, or 45.2%, from the six months ended April 1, 2023 to $45.5 million. Net income decreased primarily as a result of the decrease in operating income and the increase in other expense, partially offset by the decrease in tax expense as previously discussed.

Diluted earnings per share. Diluted earnings per share decreased to $0.58 for the three months ended March 30, 2024 from $1.45 for the three months ended April 1, 2023 primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding.
Diluted earnings per share decreased to $1.62 for the six months ended March 30, 2024 from $2.94 for the six months ended April 1, 2023 primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding.
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
We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling three-quarter period for the second period. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
We review our internal calculation of WACC annually. Our WACC is 8.2% for fiscal 2024 and 9.0% for fiscal 2023. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the six months ended March 30, 2024, ROIC of 9.9% reflects an economic return of 1.7%, based on our WACC of 8.2%, and for the six months ended April 1, 2023, ROIC of 13.8% reflects an economic return of 4.8%, based on our weighted average cost of capital of 9.0%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Six Months Ended
	March 30, 2024	April 1, 2023
Adjusted operating income (tax-effected)	$145.6	$194.3
Average invested capital	1,478.1	1,406.4
After-tax ROIC	9.9%	13.8%
WACC	8.2%	9.0%
Economic return	1.7%	4.8%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $265.1 million as of March 30, 2024 as compared to $256.7 million as of September 30, 2023.
As of March 30, 2024, 93% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases for the next twelve months and the foreseeable future.
Our future cash flows from operating activities will be reduced by $31.4 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining two years (in millions):

2025	$14.2
2026	17.2
Total	$31.4
Cash Flows. The following table provides a summary of cash flows (in millions):

	Six Months Ended
	March 30, 2024	April 1, 2023
Cash flows provided by operating activities	$84.8	$57.2
Cash flows used in investing activities	(51.3)	(47.6)
Cash flows used in financing activities	(25.6)	(18.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	3.8
Net increase (decrease) in cash and cash equivalents and restricted cash	$8.4	$(5.1)
Operating Activities. Cash flows provided by operating activities were $84.8 million for the six months ended March 30, 2024, as compared to cash flows provided by operating activities of $57.2 million for the six months ended April 1, 2023. The increase was primarily due to cash flow improvements (reductions) of:

•$(37.5) million decrease in net income.
•$81.8 million in inventory cash flows driven by a decrease in inventory in the six months ended March 30, 2024 compared to an increase in inventory in the six months ended April 1, 2023 due to inventory reduction efforts and fewer program ramps requiring upfront inventory procurement.
•$81.4 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$(66.3) million in accounts receivable cash flows driven by timing of shipments, mix of customer payment terms, partially offset by increased factoring of receivables.
•$(22.5) million in advanced payments from customers cash flows driven by a decrease in advanced payments in the six months ended March 30, 2024 compared to an increase in advanced payments in the six months ended April 1, 2023.
•$(16.5) million in other current and non-current asset cash flows driven by an increase in tax prepayments related to timing of payments and a larger increase in prepayments to suppliers in the six months ended March 30, 2024 compared to the six months ended April 1, 2023.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	March 30, 2024	April 1, 2023
Days in accounts receivable	61	56
Days in contract assets	12	11
Days in inventory	158	156
Days in accounts payable	(65)	(69)
Days in advanced payments (1)	(75)	(72)
Annualized cash cycle	91	82

(1) Includes a reclassification in the presentation of advanced payments from customers reflected in prior period amounts. As of April 1, 2023, the impact of this reclassification was an increase in the Company's days in advanced payments and a reduction in annualized cash cycle by 22 days.
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
As of March 30, 2024, annualized cash cycle days increased nine days compared to April 1, 2023 due to the following:
Days in accounts receivable for the three months ended March 30, 2024 increased five days compared to the three months ended April 1, 2023. The increase is attributable to the timing of customer shipments and payments, the mix of customer payment terms, as well as decreased factoring of receivables.
Days in contract assets for the three months ended March 30, 2024 increased one day compared to the three months ended April 1, 2023. The increase is primarily attributable to a decrease in advanced payments from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended March 30, 2024 increased two days compared to the three months ended April 1, 2023. The increase is primarily due to lower sales in the three months ended March 30, 2024 compared to the prior year, partially offset by lower inventory.
Days in accounts payable for the three months ended March 30, 2024 decreased four days compared to the three months ended April 1, 2023. The decrease is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended March 30, 2024 increased three days compared to the three months ended April 1, 2023. The increase was primarily attributable to lower sales in the three months ended March 30, 2024 compared to the prior year, partially offset by a decrease in advanced payments received from customers in line with lower inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $33.3 million for the six months ended March 30, 2024 compared to $7.7 million for the six months ended April 1, 2023, an improvement of $25.6 million. The improvement in FCF was primarily due to lower working capital investments in inventory to support our customers and favorable accounts payable activity due to timing of payments.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	Six Months Ended
	March 30, 2024	April 1, 2023
Cash flows provided by operating activities	$84.8	$57.2
Payments for property, plant and equipment	(51.5)	(49.5)
Free cash flow	$33.3	$7.7
Investing Activities. Cash flows used in investing activities were $51.3 million for the six months ended March 30, 2024 compared to $47.6 million for the six months ended April 1, 2023. The increase in cash used in investing activities was due to a $2.0 million increase in capital expenditures.
We estimate capital expenditures for fiscal 2024 will be approximately $100.0 million to $120.0 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows used in financing activities were $25.6 million for the six months ended March 30, 2024 compared to cash flows used in financing activities of $18.4 million for the six months ended April 1, 2023. The increase was primarily attributable to net borrowings on the credit facility for the six months ended March 30, 2024 of $6.0 million compared to net borrowings on the credit facility for the six months ended April 1, 2023 of $21.0 million, partially offset by a $6.3 million reduction in repurchases of our common stock.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program was completed in February 2024. During the three and six months ended March 30, 2024 we repurchased 59,277 shares under this program for $5.7 million at an average price of $95.59 per share. During the three months ended April 1, 2023, we repurchased 125,639 shares under this program for $12.4 million at an average price of $98.75 per share. During the six months ended April 1, 2023, we repurchased 241,362 shares under this program for $23.9 million at an average price of $98.93 per share.
On January 16, 2024, we announced an additional $50.0 million in share repurchase authority (the "2024 Program") that authorizes us to repurchase our common stock. The 2024 Program became effective upon completion of the 2023 Program, which occurred in February 2024, and has no expiration. During the three and six months ended March 30, 2024, we repurchased 126,850 shares under this program for $11.9 million at an average price of $93.83 per share. As of March 30, 2024, $38.1 million of the 2024 Program remained available to repurchase shares.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of March 30, 2024 is $340.0 million. The maximum facility amount under the HSBC RPA as of March 30, 2024 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $213.8 million and $225.7 million of trade accounts receivable under these programs during the three months ended March 30, 2024 and April 1, 2023, respectively, in exchange for cash proceeds of $211.1 million and $222.9 million, respectively. We sold $437.4 million and $411.3 million of trade accounts receivable under these programs during the six months ended March 30, 2024 and April 1, 2023, respectively, in exchange for cash proceeds of $432.1 million and $406.5 million, respectively. As of March 30, 2024 and September 30, 2023, $217.8 million and $220.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected by MUFG Bank or HSBC Bank.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the second quarter of fiscal 2024, cash and cash equivalents and restricted cash were $265 million, while debt, finance lease and other financing obligations were $438 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2023 Annual Report on Form 10-K. During the second quarter of fiscal 2024, there were no material changes.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net Sales	13%	9%
Total Costs	18%	21%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of March 30, 2024, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of March 30, 2024, we were exposed to interest rate risk associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of March 30, 2024, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. We were also exposed to interest rate risk on our accounts receivables sales programs. The Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (the "MUFG RPA") is subject to an applicable cost of funds based on an applicable margin defined in the agreement with respect to receivables owed by each approved obligor and the applicable SOFR for a period equal to the discount period applicable to such receivable determined as of two business days prior to the applicable purchase date of such receivable with respect to the currency the receivable is denominated in. Other trade receivable sales programs are subject to similar terms. Based on our overall interest rate exposure, as of March 30, 2024, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2024, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended March 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
December 31, 2023 - January 27, 2024	—	$—	—	$55,666,612
January 28, 2024 - February 24, 2024	77,205	95.44	77,205	48,298,465
February 25, 2024 - March 30, 2024	108,922	93.65	108,922	38,097,807
	186,127	$94.39	186,127
(1) On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program was completed in February 2024. On January 16, 2024, the Company announced an additional $50.0 million in share repurchase authority (the "2024 Program") that authorizes us to repurchase its common stock. The 2024 Program commenced upon completion of the 2023 Program.

ITEM 5.    OTHER INFORMATION
On January 31, 2024, Patrick Jermain, the Company's Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 13,499 shares of the Company's common stock through April 30, 2025.
On February 28, 2024, Karen Rapp, a member of the Company's Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,000 shares of the Company's common stock through March 3, 2026.
There were no other directors or Section 16 officers that adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended March 30, 2024.

ITEM 6.    EXHIBITS
The list of exhibits is included below.

Exhibit No.	Exhibit
3.1	Amended and Restated Bylaws of Plexus Corp., effective as of February 14, 2024 (incorporated by reference to Exhibit 3.1 to Plexus Corp.'s Current Report on Form 8-K filed on February 15, 2024).
10.1*	Plexus Corp. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Plexus Corp.'s Current Report on Form 8-K filed on February 15, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal second quarter ended March 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.
*	Designates management compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	May 3, 2024	/s/ Todd P. Kelsey
Todd P. Kelsey
Chief Executive Officer

Date:	May 3, 2024	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer