Form 10-Q
period 2024-06-29
PLEXUS CORP
filed 2024-08-02
CIK 785786

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
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2024, there were 27,226,184 shares of common stock outstanding.

PLEXUS CORP.

June 29, 2024

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$960,751	$1,021,610	$2,910,258	$3,186,358
Cost of sales	866,336	927,964	2,639,640	2,888,520
Gross profit	94,415	93,646	270,618	297,838
Selling and administrative expenses	45,950	42,348	136,487	132,257
Restructuring and other charges, net	9,219	23,094	20,257	23,094
Operating income	39,246	28,204	113,874	142,487
Other income (expense):
Interest expense	(7,389)	(8,231)	(23,299)	(23,412)
Interest income	1,015	598	2,640	2,291
Miscellaneous, net	(2,568)	(3,194)	(9,097)	(6,750)
Income before income taxes	30,304	17,377	84,118	114,616
Income tax expense	5,164	1,578	13,524	15,783
Net income	$25,140	$15,799	$70,594	$98,833
Earnings per share:
Basic	$0.92	$0.57	$2.57	$3.58
Diluted	$0.91	$0.56	$2.53	$3.51
Weighted average shares outstanding:
Basic	27,364	27,561	27,463	27,619
Diluted	27,765	27,992	27,918	28,169
Comprehensive income:
Net income	$25,140	$15,799	$70,594	$98,833
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(5,397)	(6,630)	1,391	4,733
Foreign currency translation adjustments	(1,637)	2,357	7,207	19,286
Other comprehensive (loss) income	(7,034)	(4,273)	8,598	24,019
Total comprehensive income	$18,106	$11,526	$79,192	$122,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 29, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$269,868	$256,233
Restricted cash	22	421
Accounts receivable, net of allowances of $1,876 and $1,914, respectively	643,786	661,542
Contract assets	115,982	142,297
Inventories	1,434,297	1,562,037
Prepaid expenses and other	76,895	49,693
Total current assets	2,540,850	2,672,223
Property, plant and equipment, net	489,856	492,036
Operating lease right-of-use assets	58,867	69,363
Deferred income taxes	55,119	62,590
Other assets	26,183	24,960
Total non-current assets	630,025	648,949
Total assets	$3,170,875	$3,321,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$258,175	$240,205
Accounts payable	592,644	646,610
Advanced payments from customers	736,206	760,351
Accrued salaries and wages	74,602	94,099
Other accrued liabilities	63,080	71,402
Total current liabilities	1,724,707	1,812,667
Long-term debt and finance lease obligations, net of current portion	90,715	190,853
Accrued income taxes payable	17,198	31,382
Long-term operating lease liabilities	31,923	38,552
Deferred income taxes	4,293	4,350
Other liabilities	35,679	28,986
Total non-current liabilities	179,808	294,123
Total liabilities	1,904,515	2,106,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,487 and 54,297 shares issued, respectively, and 27,285 and 27,466 shares outstanding, respectively	545	543
Additional paid-in capital	670,199	661,270
Common stock held in treasury, at cost, 27,202 and 26,831 shares, respectively	(1,170,574)	(1,134,429)
Retained earnings	1,781,922	1,711,328
Accumulated other comprehensive loss	(15,732)	(24,330)
Total shareholders’ equity	1,266,360	1,214,382
Total liabilities and shareholders’ equity	$3,170,875	$3,321,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Common stock - shares outstanding
Beginning of period	27,470	27,647	27,466	27,679
Exercise of stock options and vesting of other share-based awards	—	1	190	210
Treasury shares purchased	(185)	(150)	(371)	(391)
End of period	27,285	27,498	27,285	27,498

Total stockholders' equity, beginning of period	$1,259,762	$1,182,382	$1,214,382	$1,095,731
Common stock - par value
Beginning of period	545	543	543	541
Exercise of stock options and vesting of other share-based awards	—	—	2	2
End of period	545	543	545	543
Additional paid-in capital
Beginning of period	663,130	651,667	661,270	652,467
Share-based compensation expense	7,074	4,057	19,759	15,539
Exercise of stock options and vesting of other share-based awards, including tax withholding	(5)	(49)	(10,830)	(12,331)
End of period	670,199	655,675	670,199	655,675
Treasury stock
Beginning of period	(1,151,997)	(1,117,360)	(1,134,429)	(1,093,483)
Treasury shares purchased	(18,577)	(13,554)	(36,145)	(37,431)
End of period	(1,170,574)	(1,130,914)	(1,170,574)	(1,130,914)
Retained earnings
Beginning of period	1,756,782	1,655,268	1,711,328	1,572,234
Net income	25,140	15,799	70,594	98,833
End of period	1,781,922	1,671,067	1,781,922	1,671,067
Accumulated other comprehensive loss
Beginning of period	(8,698)	(7,736)	(24,330)	(36,028)
Other comprehensive (loss) income	(7,034)	(4,273)	8,598	24,019
End of period	(15,732)	(12,009)	(15,732)	(12,009)
Total stockholders' equity, end of period	$1,266,360	$1,184,362	$1,266,360	$1,184,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net income	$70,594	$98,833
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	58,249	51,366
Share-based compensation expense and related charges	19,759	15,539
Asset impairment charges	4,736	—
Deferred income tax expense (benefit)	7,450	(881)
Other, net	2,230	955
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	19,020	38,933
Contract assets	26,049	6,218
Inventories	131,519	(25,356)
Other current and non-current assets	(30,984)	(2,408)
Accrued income taxes payable	(16,054)	(11,711)
Accounts payable	(39,217)	(115,600)
Advanced payments from customers	(25,297)	14,145
Other current and non-current liabilities	(11,683)	5,952
Cash flows provided by operating activities	216,371	75,985
Cash flows from investing activities
Payments for property, plant and equipment	(68,874)	(79,794)
Other, net	129	2,082
Cash flows used in investing activities	(68,745)	(77,712)
Cash flows from financing activities
Borrowings under debt agreements	452,000	573,000
Payments on debt and finance lease obligations	(539,332)	(545,649)
Repurchases of common stock	(36,145)	(37,431)
Proceeds from exercise of stock options	210	8
Payments related to tax withholding for share-based compensation	(11,038)	(12,337)
Cash flows used in financing activities	(134,305)	(22,409)
Effect of exchange rate changes on cash and cash equivalents	(85)	2,220
Net increase (decrease) in cash and cash equivalents and restricted cash	13,236	(21,916)
Cash and cash equivalents and restricted cash:
Beginning of period	256,654	275,470
End of period	$269,890	$253,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2024 AND JULY 1, 2023
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of June 29, 2024 and September 30, 2023, the results of operations and shareholders' equity for the three and nine months ended June 29, 2024 and July 1, 2023, and the cash flows for the same nine month periods.

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

2.    Inventories
Inventories as of June 29, 2024 and September 30, 2023 consisted of the following (in thousands):

	June 29, 2024	September 30, 2023
Raw materials	$1,292,175	$1,409,638
Work-in-process	57,252	66,340
Finished goods	84,870	86,059
Total inventories	$1,434,297	$1,562,037
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets as of June 29, 2024 and September 30, 2023 was $579.4 million and $590.2 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of June 29, 2024 and September 30, 2023 consisted of the following (in thousands):

	June 29, 2024	September 30, 2023
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	150,000	233,000
Finance lease and other financing obligations	49,802	49,233
Unamortized deferred financing fees	(912)	(1,175)
Total obligations	348,890	431,058
Less: current portion	(258,175)	(240,205)
Long-term debt, finance lease and other financing obligations, net of current portion	$90,715	$190,853
As of June 29, 2024, the Company was in compliance with covenants for all debt agreements.
During the nine months ended June 29, 2024, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $376.0 million; the average daily borrowings were $292.1 million. During the nine months ended July 1, 2023, the highest daily borrowing was $412.0 million; the average daily balance was $341.9 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $294.8 million and $374.3 million as of June 29, 2024 and September 30, 2023, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $300.0 million and $383.0 million as of June 29, 2024 and September 30, 2023, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $3.6 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $239.8 million as of June 29, 2024, and a notional value of $215.4 million as of September 30, 2023. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $3.6 million liability as of June 29, 2024 and a $5.0 million liability as of September 30, 2023.
The Company had additional forward currency exchange contracts outstanding as of June 29, 2024, with a notional value of $142.3 million; there were $145.5 million of such contracts outstanding as of September 30, 2023. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a less than $0.1 million asset as of June 29, 2024 and a $1.3 million liability as of September 30, 2023.
The tables below presents information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		June 29, 2024	September 30, 2023		June 29, 2024	September 30, 2023
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$183	$2,610	Other accrued liabilities	$3,772	$7,590

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		June 29, 2024	September 30, 2023		June 29, 2024	September 30, 2023
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$590	$1,337	Other accrued liabilities	$567	$2,669

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCL on Derivatives
	June 29, 2024	July 1, 2023
Foreign currency forward contracts	$(5,731)	$(5,523)

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		June 29, 2024	July 1, 2023
Foreign currency forward contracts	Cost of sales	$(313)	$1,047
Foreign currency forward contracts	Selling and administrative expenses	(21)	60

Derivatives not designated as hedging instruments	Location of Loss Recognized on Derivatives in Income	Amount of Loss on Derivatives Recognized in Income
		June 29, 2024	July 1, 2023
Foreign currency forward contracts	Miscellaneous, net	$(385)	$(574)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("OCL") (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives
	June 29, 2024	July 1, 2023
Foreign currency forward contracts	$(2,939)	$4,201

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income
		June 29, 2024	July 1, 2023
Foreign currency forward contracts	Cost of sales	$(4,093)	$(569)
Foreign currency forward contracts	Selling and administrative expenses	(237)	37

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		June 29, 2024	July 1, 2023
Foreign currency forward contracts	Miscellaneous, net	$1,286	$(511)
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

The following table lists the fair values of the Company’s derivatives as of June 29, 2024 and September 30, 2023 by input level:

Fair Value Measurements Using Input Levels Liability (in thousands)
Fiscal period ended June 29, 2024	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$3,566	$—	$3,566

Fiscal period ended September 30, 2023
Derivatives
Foreign currency forward contracts	$—	$6,312	$—	$6,312
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and nine months ended June 29, 2024 was $5.2 million and $13.5 million compared to $1.6 million and $15.8 million for the three and nine months ended July 1, 2023.
The effective tax rates for the three and nine months ended June 29, 2024 were 17.0% and 16.1%, respectively, compared to the effective tax rates of 9.1% and 13.8% for the three and nine months ended July 1, 2023. The increase for the three months ended June 29, 2024 compared to the three months ended July 1, 2023 is primarily due to a decrease in discrete tax benefits of $2.0 million. The decrease for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023 is primarily due to a decrease in discrete tax benefits of $2.3 million.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $2.4 million for the three months ended June 29, 2024. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended June 29, 2024 was $0.3 million and $0.5 million, respectively.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdiction.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended June 29, 2024, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended June 29, 2024 and July 1, 2023 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$25,140	$15,799	$70,594	$98,833
Basic weighted average common shares outstanding	27,364	27,561	27,463	27,619
Dilutive effect of share-based awards and options outstanding	401	431	455	550
Diluted weighted average shares outstanding	27,765	27,992	27,918	28,169
Earnings per share:
Basic	$0.92	$0.57	$2.57	$3.58
Diluted	$0.91	$0.56	$2.53	$3.51
For the three and nine months ended June 29, 2024 and July 1, 2023, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and nine months ended June 29, 2024 and July 1, 2023 indicated were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Finance lease expense:
Amortization of right-of-use assets	$1,535	$1,668	$4,559	$5,234
Interest on lease liabilities	1,287	1,302	3,984	3,834
Operating lease expense	2,550	2,696	7,820	8,038
Other lease expense	1,945	2,345	5,172	5,941
Total	$7,317	$8,011	$21,535	$23,047
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

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	June 29, 2024	September 30, 2023
ASSETS
Finance lease assets	Property, plant and equipment, net	$37,472	$37,391
Operating lease assets	Operating lease right-of-use assets	58,867	69,363
Total lease assets		$96,339	$106,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$5,742	$4,034
Operating lease liabilities	Other accrued liabilities	7,990	8,363
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	39,354	39,271
Operating lease liabilities	Long-term operating lease liabilities	31,923	38,552
Total lease liabilities		$85,009	$90,220

As of June 29, 2024, we had a lease signed but not yet commenced totaling payments of $14.6 million. This lease commenced in July 2024, with a lease term of 60 years, and an operating lease right-of-use asset was recorded at that time.

8.    Share-Based Compensation
At the 2024 Annual Meeting of Shareholders held on February 14, 2024, the Company's shareholders approved the Plexus Corp. 2024 Omnibus Incentive Plan (the "2024 Plan"). The 2024 Plan is a stock and cash-based incentive plan, and includes provisions by which the Company may grant executive officers, employees and directors stock options, stock appreciation rights ("SARs"), restricted stock (including restricted stock units ("RSUs")), performance stock awards (including performance stock units ("PSUs")), other stock awards and cash incentive awards. Similar awards were offered under its predecessor, the Plexus Corp. 2016 Omnibus Incentive Plan (the "2016 Plan"), which is no longer being used for grants of new awards; however, outstanding awards granted under the 2016 Plan and its predecessor continue until vesting, exercise, forfeiture or expiration.
The Company recognized $7.2 million and $19.6 million of compensation expense associated with share-based awards for the three and nine months ended June 29, 2024, respectively, and $3.9 million and $15.6 million for the three and nine months ended July 1, 2023, respectively.

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
Information about the Company’s three reportable segments for the three and nine months ended June 29, 2024 and July 1, 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
AMER	$332,491	$371,358	$987,970	$1,168,826
APAC	521,645	572,150	1,595,121	1,801,324
EMEA	136,831	104,385	413,531	295,552
Elimination of inter-segment sales	(30,216)	(26,283)	(86,364)	(79,344)
	$960,751	$1,021,610	$2,910,258	$3,186,358

Operating income:
AMER	$12,804	$15,927	$26,531	$59,109
APAC	69,298	69,836	207,930	217,970
EMEA	5,559	783	11,067	2,023
Corporate and other costs	(48,415)	(58,342)	(131,654)	(136,615)
	39,246	28,204	113,874	142,487
Other income (expense):
Interest expense	(7,389)	(8,231)	(23,299)	(23,412)
Interest income	1,015	598	2,640	2,291
Miscellaneous, net	(2,568)	(3,194)	(9,097)	(6,750)
Income before income taxes	$30,304	$17,377	$84,118	$114,616

	June 29, 2024	September 30, 2023
Total assets:
AMER	$992,873	$1,124,555
APAC	1,576,402	1,696,795
EMEA	489,948	462,199
Corporate and eliminations	111,652	37,623
	$3,170,875	$3,321,172

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended June 29, 2024 and July 1, 2023 (in thousands):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Reserve balance, beginning of period	$5,821	$6,925
Accruals for warranties issued during the period	1,885	2,027
Settlements (in cash or in kind) during the period	(1,186)	(3,467)
Reserve balance, end of period	$6,520	$5,485

12.    Shareholders' Equity
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program completed in February 2024. During the nine months ended June 29, 2024, the Company repurchased 59,277 shares under this program for $5.7 million at an average price of $95.59 per share. During the three months ended July 1, 2023, the Company repurchased 149,783 shares under this program for $13.5 million at an average price of $90.49 per share. During the nine months ended July 1, 2023, the Company repurchased 391,145 shares under this program for $37.4 million at an average price of $95.70 per share.
On January 16, 2024, the Company announced a share repurchase program authorized by the Board of Directors under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2024 Program"). The 2024 Program became effective upon completion of the 2023 Program, which occurred in February 2024, and has no expiration. During the three months ended June 29, 2024, the Company repurchased 184,581 shares under this program for $18.6 million at an average price of $100.64 per share. During the nine months ended June 29, 2024, the Company repurchased 311,431 shares under this program for $30.5 million at an average price of $97.87 per share. As of June 29, 2024, $19.5 million of authority remained under the 2024 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and nine months ended June 29, 2024 and July 1, 2023 were not material.

The Company sold $201.4 million and $205.3 million of trade accounts receivable under these programs, or their predecessors, during the three months ended June 29, 2024 and July 1, 2023, respectively, in exchange for cash proceeds of $199.0 million and $202.9 million, respectively.
The Company sold $638.8 million and $616.6 million of trade accounts receivable under these programs, or their predecessors, during the nine months ended June 29, 2024 and July 1, 2023, respectively, in exchange for cash proceeds of $631.1 million and $609.4 million, respectively.
As of June 29, 2024 and September 30, 2023, $210.7 million and $220.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected by MUFG Bank or HSBC Bank.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended
	June 29, 2024
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$168,686	$155,906	$55,417	$380,009
Industrial	73,015	270,101	59,997	403,113
Aerospace/Defense	86,155	71,024	20,450	177,629
External revenue	327,856	497,031	135,864	960,751
Inter-segment sales	4,635	24,614	967	30,216
Segment revenue	$332,491	$521,645	$136,831	$990,967

	Three Months Ended
	July 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$205,496	$193,740	$51,764	$451,000
Industrial	97,527	300,258	29,928	427,713
Aerospace/Defense	63,409	57,785	21,703	142,897
External revenue	366,432	551,783	103,395	1,021,610
Inter-segment sales	4,926	20,367	990	26,283
Segment revenue	$371,358	$572,150	$104,385	$1,047,893

	Nine Months Ended
	June 29, 2024
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$497,109	$477,643	$164,601	$1,139,353
Industrial	227,923	850,353	177,680	1,255,956
Aerospace/Defense	253,553	194,072	67,324	514,949
External revenue	978,585	1,522,068	409,605	2,910,258
Inter-segment sales	9,385	73,053	3,926	86,364
Segment revenue	$987,970	$1,595,121	$413,531	$2,996,622

	Nine Months Ended
	July 1, 2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$649,122	$623,472	$153,643	$1,426,237
Industrial	299,240	963,682	76,154	1,339,076
Aerospace/Defense	208,162	150,884	61,999	421,045
External revenue	1,156,524	1,738,038	291,796	3,186,358
Inter-segment sales	12,302	63,286	3,756	79,344
Segment revenue	$1,168,826	$1,801,324	$295,552	$3,265,702
For the three and nine months ended June 29, 2024, approximately 83% of the Company's revenue was recognized as products and services transferred over time. For the three and nine months ended July 1, 2023, approximately 83% and 81%, respectively, of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the nine months ended June 29, 2024 and July 1, 2023 (in thousands):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Contract assets, beginning of period	$142,297	$138,540
Revenue recognized during the period	2,419,196	2,589,181
Amounts collected or invoiced during the period	(2,445,511)	(2,594,726)
Contract assets, end of period	$115,982	$132,995
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on Condensed Consolidated Balance Sheets. As of June 29, 2024 and September 30, 2023, the balance of advance payments from customers attributable to deferred revenue was $146.2 million and $158.7 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Restructuring and Non-recurring Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended June 29, 2024, the Company incurred restructuring and others charges of $9.2 million which consisted of severance from the reduction of the Company's workforce and associated site closure costs in the Company's AMER region. For the nine months ended June 29, 2024, the Company incurred restructuring and other charges of $20.3 million, which consisted of the previously mentioned site closure costs in the AMER region, as well as severance from the reduction of the Company's workforce and closure costs associated with a site in the Company's EMEA region. These costs were offset by insurance proceeds received associated with an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region in fiscal 2023.

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

The Company recognized a tax benefit of $1.0 million and $2.1 million, respectively, related to restructuring and other charges for the three and nine months ended June 29, 2024. The Company recognized a tax benefit of $1.8 million related to restructuring and other charges for the three and nine months ended July 1, 2023.

The Company's restructuring accrual activity for the nine months ended June 29, 2024 and the three and nine months ended July 1, 2023 is included in the tables below (in thousands):

	Termination and Severance Costs	Fixed Asset and Operating ROU Asset Impairment	Arbitration Recovery	Total
Accrual balance, as of December 30, 2023	$—	$—	$—	$—
Restructuring and other charges	9,865	3,423	(2,250)	11,038
Amounts utilized	(3,858)	(1,767)	2,250	(3,375)
Accrual balance, as of March 30, 2024	$6,007	$1,656	$—	$7,663
Restructuring and other charges	4,265	4,954	—	9,219
Amounts utilized	(5,795)	(4,887)	—	(10,682)
Accrual balance, as of June 29, 2024	$4,477	$1,723	$—	$6,200

	Termination and Severance Costs	Arbitration Charge	Total
Accrual balance, as of April 1, 2023	$—	$—	$—
Restructuring and other charges	8,865	14,229	23,094
Amounts utilized	(5,332)	(14,753)	(20,085)
Accrual balance, as of July 1, 2023	$3,533	$(524)	$3,009

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
Market Pressures Update
During the first nine months of fiscal 2024, we experienced market-driven inventory corrections at our customers and incrementally weaker demand from the Healthcare/Lifesciences and Industrial market sectors, creating inefficiencies within our operations. We are starting to see improvements, that we anticipate to continue into fiscal 2025, in market-driven inventory corrections at our customers and demand in certain sectors. However, if market softness continues for extended periods, this would impact our operating results in future periods.

A global minimum tax has been, or is anticipated to be, implemented in many of the countries in which we operate. We anticipate this will materially and unfavorably impact our existing tax holidays and effective tax rate beginning in our fiscal 2025. We will continue to monitor these developments as each jurisdiction incorporates such changes into tax laws.

We believe our balance sheet is positioned to support the potential future challenges presented by the macro-economic pressures we are facing. As of the third quarter of fiscal 2024, cash and cash equivalents and restricted cash were $270 million, while debt, finance lease obligations and other financing were $349 million. Borrowings under our Credit Facility as of June 29, 2024 were $150 million, leaving $350 million of our revolving commitment of $500 million available for use as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with the participating banks. Interest expense could increase above current levels due to increased borrowing under our Credit Facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 3, "Debt, Finance Lease and Other Financing Obligations," in Notes to Condensed Consolidated Financial Statements and "Management’s Discussion and Analysis Liquidity and Capital Resources" in Part I, Item 2 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$960.8	$1,021.6	$2,910.3	$3,186.4
Cost of sales	866.3	928.0	2,639.6	2,888.5
Gross profit	94.4	93.6	270.6	297.8
Gross margin	9.8%	9.2%	9.3%	9.3%
Operating income	39.2	28.2	113.9	142.5
Operating margin	4.1%	2.8%	3.9%	4.5%
Other expense	8.9	10.8	29.8	27.9
Income tax expense	5.2	1.6	13.5	15.8
Net income	25.1	15.8	70.6	98.8
Diluted earnings per share	$0.91	$0.56	$2.53	$3.51
Return on invested capital*			10.4%	13.5%
Economic return*			2.2%	4.5%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended June 29, 2024, net sales decreased $60.8 million, or 6.0%, as compared to the three months ended July 1, 2023. For the nine months ended June 29, 2024, net sales decreased $276.1 million, or 8.7%, as compared to the nine months ended July 1, 2023.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
AMER	$332.5	$371.4	$988.0	$1,168.8
APAC	521.6	572.1	1,595.1	1,801.3
EMEA	136.8	104.4	413.5	295.6
Elimination of inter-segment sales	(30.1)	(26.3)	(86.3)	(79.3)
Total net sales	$960.8	$1,021.6	$2,910.3	$3,186.4
AMER. Net sales for the three months ended June 29, 2024 in the AMER segment decreased $38.9 million, or 10.5%, as compared to the three months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at our customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $14.1 million due to the discontinuation of programs with existing customers and $7.8 million due to disengagements with customers. The decrease was partially offset by an increase of $28.4 million due to production ramps of new products for existing customers and $16.1 million due to production ramps for new customers.
During the nine months ended June 29, 2024, net sales in the AMER segment decreased $180.8 million, or 15.5%, as compared to the nine months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at our customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $30.9 million due to disengagements with customers and $19.6 million due to the discontinuation of a program with an existing customer. The decrease was partially offset by an increase of $33.3 million due to production ramps for new customers and $28.6 million due to production ramps of new products for existing customers.
APAC. Net sales for the three months ended June 29, 2024 in the APAC segment decreased $50.5 million, or 8.8%, as compared to the three months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at our customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $9.0 million for end-of-life products. The decrease was partially offset by an $11.0 million increase due to production ramps of new products for existing customers.
During the nine months ended June 29, 2024, net sales in the APAC segment decreased $206.2 million, or 11.4%, as compared to the nine months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at our customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $41.4 million for end-of-life products. The decrease was partially offset by a $30.1 million increase due to production ramps of new products for existing customers.
EMEA. Net sales for the three months ended June 29, 2024 in the EMEA segment increased $32.4 million, or 31.0%, as compared to the three months ended July 1, 2023. The increase in net sales was driven by a $24.7 million increase due to production ramps for a new customer, a $6.7 million increase due to production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by reductions in inflated component pricing.
During the nine months ended June 29, 2024, net sales in the EMEA segment increased $117.9 million, or 39.9%, as compared to the nine months ended July 1, 2023. The increase in net sales was driven by an $84.9 million increase due to production ramps for new customers and overall net increased customer end-market demand. The increase was further driven by a $14.9 million increase in production ramps of new products for existing customers, partially offset by a $10.4 million decrease due to the discontinuation of a program with an existing customer and reductions in inflated component pricing.
Our net sales by market sector were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Healthcare/Life Sciences	$380.1	$451.0	$1,139.4	$1,426.2
Industrial	403.1	427.7	1,255.9	1,339.1
Aerospace/Defense	177.6	142.9	515.0	421.1
Total net sales	$960.8	$1,021.6	$2,910.3	$3,186.4
Healthcare/Life Sciences. Net sales for the three months ended June 29, 2024 in the Healthcare/Life Sciences sector decreased $70.9 million, or 15.7%, as compared to the three months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at our customers, as well as a reduction in inflated component pricing. The decrease was further driven by a decrease of $8.8 million for end-of-life products. The decrease was partially offset by an increase of $35.4 million due to production ramps of new products for existing customers.
During the nine months ended June 29, 2024, net sales in the Healthcare/Life Sciences sector decreased $286.8 million, or 20.1%, as compared to the nine months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of market-driven inventory corrections at our customers, as well as a reduction in inflated component pricing. The decrease was further driven by a decrease of $37.8 million for end-of-life products. The decrease was partially offset by an increase of $43.3 million due to production ramps of new products for existing customers and $8.9 million due to production ramps for a new customer.
Industrial. Net sales for the three months ended June 29, 2024 in the Industrial sector decreased $24.6 million, or 5.8%, as compared to the three months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of reductions in inflated component pricing. The decrease was further driven by a decrease of $14.8 million due to the discontinuation of programs with existing customers and $10.5 million due to disengagements with customers. The decrease was partially offset by an increase of $25.8 million due to production ramps for a new customer.
During the nine months ended June 29, 2024, net sales in the Industrial sector decreased $83.2 million, or 6.2%, as compared to the nine months ended July 1, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand inclusive of reductions in inflated component pricing. The decrease was further driven by a decrease of $32.7 million due to the discontinuation of programs with existing customers and $19.7 million due to disengagements with customers. The decrease was partially offset by an increase of $79.1 million due to production ramps for a new customer.
Aerospace/Defense. Net sales for the three months ended June 29, 2024 in the Aerospace/Defense sector increased $34.7 million, or 24.3%, as compared to the three months ended July 1, 2023. The increase was driven by a $15.0 million increase due to production ramps for new customers, an $11.0 million increase due to production ramps of new products for existing customers and overall net increased customer end-market demand.
During the nine months ended June 29, 2024, net sales in the Aerospace/Defense sector increased $93.9 million, or 22.3%, as compared to the nine months ended July 1, 2023. The increase was driven by overall net increased customer end-market demand, a $30.2 million increase due to production ramps for new customers and a $25.7 million increase due to production ramps of new products for existing customers. The increase was partially offset by a decrease of $15.8 million due to disengagements with customers.
Cost of sales. Cost of sales for the three months ended June 29, 2024 decreased $61.7 million, or 6.6%, as compared to the three months ended July 1, 2023, while cost of sales for the nine months ended June 29, 2024 decreased $248.9 million, or 8.6% as compared to the nine months ended July 1, 2023. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both the three and nine months ended June 29, 2024 and July 1, 2023, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% of these costs were related to material and component costs.
As compared to the three and nine months ended July 1, 2023, the decrease in cost of sales for the three and nine months ended June 29, 2024 was primarily driven by the decrease in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
Gross profit. Gross profit for the three months ended June 29, 2024 increased $0.8 million, or 0.9%, as compared to the three months ended July 1, 2023. Gross margin of 9.8% for the three months ended June 29, 2024 increased 60 basis points compared to the three months ended July 1, 2023. The primary driver of the increase in gross profit and gross margin as compared to the three months ended July 1, 2023 was a positive shift in customer mix, partially offset by the decrease in net sales and an increase in fixed costs.
Gross profit for the nine months ended June 29, 2024 decreased $27.2 million, or 9.1%, as compared to the nine months ended July 1, 2023. Gross margin of 9.3% for the nine months ended June 29, 2024 remained flat compared to the nine months ended July 1, 2023. The primary drivers of the decrease in gross profit as compared to the nine months ended July 1, 2023 were the decrease in net sales and an increase in fixed costs to support new customer program ramps, partially offset by a positive shift in customer mix.
Operating income. Operating income for the three months ended June 29, 2024 increased $11.0 million, or 39.0%, as compared to the three months ended July 1, 2023. Operating margin of 4.1% for the three months ended June 29, 2024 increased 130 basis points compared to the three months ended July 1, 2023. The primary driver of the increase in operating income and operating margin for the three months ended June 29, 2024 was the result of a decrease of $13.9 million in restructuring and other charges as well as the increase in gross profit and gross margin. The restructuring and other charges for the three months ended June 29, 2024 consisted of severance from the reduction of the Company's workforce as well as closure costs associated with a site in the Company's AMER region. The restructuring and other charges for the three months ended July 1, 2023 consisted of severance from the reduction of the Company's workforce, a lease agreement termination and an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region. This increase was partially offset by an increase of $3.6 million in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in incentive compensation costs and share based compensation expense.
Operating income for the nine months ended June 29, 2024 decreased $28.6 million, or 20.1%, as compared to the nine months ended July 1, 2023. Operating margin of 3.9% for the nine months ended June 29, 2024 decreased 60 basis points compared to the nine months ended July 1, 2023. The primary driver of the decrease in operating income and operating margin for the nine months ended June 29, 2024 was the result of the decrease in gross profit and an increase of $4.2 million in S&A, partially offset by a decrease of $2.8 million in restructuring and other charges. The increase in S&A was primarily due to an increase in information technology and professional service expenses. The restructuring and other charges for the nine months ended June 29, 2024 consisted of employee severance costs associated with a reduction in the Company's workforce as well as closure costs associated with sites in the Company's AMER and EMEA regions, offset by insurance proceeds received in an arbitration decision regarding a contractual matter that took place in the Company's EMEA region in fiscal 2023. The restructuring and other charges for the nine months ended July 1, 2023 consisted of severance from the reduction of the Company's workforce, a lease agreement termination and an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region.
A discussion of operating income by reportable segment for the indicated fiscal period (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating income:
AMER	$12.8	$15.9	$26.5	$59.1
APAC	69.3	69.9	207.9	218.0
EMEA	5.6	0.8	11.1	2.0
Corporate and other costs	(48.5)	(58.4)	(131.6)	(136.6)
Total operating income	$39.2	$28.2	$113.9	$142.5
AMER. Operating income decreased $3.1 million for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 primarily as a result of a decrease in net sales, partially offset by a a positive shift in customer mix and a decrease in fixed costs.
During the nine months ended June 29, 2024, operating income in the AMER segment decreased $32.6 million as compared to the nine months ended July 1, 2023 primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix and a decrease in fixed costs.
APAC. Operating income decreased $0.6 million for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 primarily as a result of a decrease in net sales.
During the nine months ended June 29, 2024, operating income in the APAC segment decreased $10.1 million as compared to the nine months ended July 1, 2023 primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix and a decrease in S&A.
EMEA. Operating income increased $4.8 million for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by increased fixed costs.
During the nine months ended June 29, 2024, operating income in the EMEA segment increased $9.1 million as compared to the nine months ended July 1, 2023 primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by increased fixed costs.
Other expense. Other expense for the three months ended June 29, 2024 decreased $1.9 million as compared to the three months ended July 1, 2023. The decrease in other expense for the three months ended June 29, 2024 was primarily driven by a a decrease in foreign exchange losses of $1.1 million and a decrease in interest expense of $0.8 million due to lower borrowings on our credit facility.
Other expense for the nine months ended June 29, 2024 increased $1.9 million as compared to the nine months ended July 1, 2023. The increase in other expense for the nine months ended June 29, 2024 was primarily driven by a decrease in other miscellaneous income of $2.8 million and an increase in factoring fees of $0.6 million, partially offset by a decrease in foreign exchange losses of $1.1 million.
Income taxes. Income tax expense for the three and nine months ended June 29, 2024 was $5.2 million and $13.5 million, respectively, compared to $1.6 million and $15.8 million for the three and nine months ended July 1, 2023. The increase for the three months ended June 29, 2024 compared to the three months ended July 1, 2023 is primarily due to a decrease in discrete tax benefits of $2.0 million and increase in pre-tax book income. The decrease for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023 is primarily due to a decrease in pre-tax book income, partially offset by a decrease in discrete tax benefits of $2.3 million.

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
Net income. Net income for the three months ended June 29, 2024 increased $9.3 million, or 58.9%, from the three months ended July 1, 2023 to $25.1 million. Net income increased primarily as a result of the increase in operating income and the decrease in other expense, partially offset by the increase in tax expense as previously discussed.
Net income for the nine months ended June 29, 2024 decreased $28.2 million, or 28.5%, from the nine months ended July 1, 2023 to $70.6 million. Net income decreased primarily as a result of the decrease in operating income and the increase in other expense, partially offset by the decrease in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $0.91 for the three months ended June 29, 2024 from $0.56 for the three months ended July 1, 2023 primarily as a result of increased net income due to the factors discussed above as well as a reduction in diluted shares outstanding.
Diluted earnings per share decreased to $2.53 for the nine months ended June 29, 2024 from $3.51 for the nine months ended July 1, 2023 primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding.
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
We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling four-quarter period for the third fiscal quarter. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
We review our internal calculation of WACC annually. Our WACC is 8.2% for fiscal 2024 and 9.0% for fiscal 2023. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the nine months ended June 29, 2024, ROIC of 10.4% reflects an economic return of 2.2%, based on our WACC of 8.2%, and for the nine months ended July 1, 2023, ROIC of 13.5% reflects an economic return of 4.5%, based on our weighted average cost of capital of 9.0%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Adjusted operating income (tax-effected)	$151.2	$192.1
Average invested capital	1,454.9	1,423.0
After-tax ROIC	10.4%	13.5%
WACC	8.2%	9.0%
Economic return	2.2%	4.5%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $269.9 million as of June 29, 2024 as compared to $256.7 million as of September 30, 2023.
As of June 29, 2024, 87% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases for the next twelve months and the foreseeable future.
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

2025	$14.2
2026	17.2
Total	$31.4
Cash Flows. The following table provides a summary of cash flows (in millions):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash flows provided by operating activities	$216.4	$76.0
Cash flows used in investing activities	(68.8)	(77.7)
Cash flows used in financing activities	(134.3)	(22.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	2.2
Net increase (decrease) in cash and cash equivalents and restricted cash	$13.2	$(21.9)
Operating Activities. Cash flows provided by operating activities were $216.4 million for the nine months ended June 29, 2024, as compared to cash flows provided by operating activities of $76.0 million for the nine months ended July 1, 2023. The increase was primarily due to cash flow improvements (reductions) of:

•$(28.2) million decrease in net income.
•$156.9 million in inventory cash flows driven by a decrease in inventory in the nine months ended June 29, 2024 compared to an increase in inventory in the nine months ended July 1, 2023 due to inventory reduction efforts and fewer program ramps requiring upfront inventory procurement.
•$76.4 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$19.8 million in contract assets cash flows driven by lower demand from over time customers.
•$(39.4) million in advanced payments from customers cash flows driven by a decrease in advanced payments in the nine months ended June 29, 2024 compared to an increase in advanced payments in the nine months ended July 1, 2023.
•$(28.6) million in other current and non-current asset cash flows driven by an increase in tax prepayments related to timing of payments and a larger increase in prepayments to suppliers in the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023.
•$(19.9) million in accounts receivable cash flows driven by timing of shipments and mix of customer payment terms.
•$(17.6) million in other current and non-current liabilities cash flows driven by federal income tax payments.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	June 29, 2024	July 1, 2023
Days in accounts receivable	61	63
Days in contract assets	11	12
Days in inventory	151	161
Days in accounts payable	(62)	(68)
Days in advanced payments (1)	(78)	(78)
Annualized cash cycle	83	90

(1) Includes a reclassification in the presentation of advanced payments from customers reflected in prior period amounts. As of July 1, 2023, the impact of this reclassification was an increase in the Company's days in advanced payments and a reduction in annualized cash cycle by 21 days.
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
As of June 29, 2024, annualized cash cycle days decreased seven days compared to July 1, 2023 due to the following:
Days in accounts receivable for the three months ended June 29, 2024 decreased two days compared to the three months ended July 1, 2023. The decrease is attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended June 29, 2024 decreased one day compared to the three months ended July 1, 2023. The decrease is primarily attributable to an increase in advanced payments from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended June 29, 2024 decreased ten days compared to the three months ended July 1, 2023. The decrease is primarily due to inventory reduction efforts and fewer program ramps requiring upfront inventory procurement.
Days in accounts payable for the three months ended June 29, 2024 decreased six days compared to the three months ended July 1, 2023. The decrease is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended June 29, 2024 remained flat compared to the three months ended July 1, 2023.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $147.5 million for the nine months ended June 29, 2024 compared to $(3.8) million for the nine months ended July 1, 2023, an improvement of $151.3 million. The improvement in FCF was primarily due to lower working capital investments in inventory to support our customers and favorable accounts payable activity due to timing of payments.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash flows provided by operating activities	$216.4	$76.0
Payments for property, plant and equipment	(68.9)	(79.8)
Free cash flow	$147.5	$(3.8)
Investing Activities. Cash flows used in investing activities were $68.8 million for the nine months ended June 29, 2024 compared to $77.7 million for the nine months ended July 1, 2023. The decrease in cash used in investing activities was due to a $10.9 million decrease in capital expenditures.
We estimate capital expenditures for fiscal 2024 will be approximately $90 million to $110 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows used in financing activities were $134.3 million for the nine months ended June 29, 2024 compared to cash flows used in financing activities of $22.4 million for the nine months ended July 1, 2023. The increase was primarily attributable to net repayments on the credit facility for the nine months ended June 29, 2024 of $83.0 million compared to net borrowings on the credit facility for the nine months ended July 1, 2023 of $34.0 million.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The 2023 Program was completed in February 2024. During the nine months ended June 29, 2024, we repurchased 59,277 shares under this program for $5.7 million at an average price of $95.59 per share. During the three months ended July 1, 2023, we repurchased 149,783 shares under this program for $13.5 million at an average price of $90.49 per share. During the nine months ended July 1, 2023, we repurchased 391,145 shares under this program for $37.4 million at an average price of $95.70 per share.
On January 16, 2024, we announced an additional $50.0 million in share repurchase authority (the "2024 Program") that authorizes us to repurchase our common stock. The 2024 Program became effective upon completion of the 2023 Program, which occurred in February 2024, and has no expiration. During the three months ended June 29, 2024, we repurchased 184,581 shares under this program for $18.6 million at an average price of $100.64 per share. During the nine months ended June 29, 2024, we repurchased 311,431 shares under this program for $30.5 million at an average price of $97.87 per share. As of June 29, 2024, $19.5 million of the 2024 Program remained available to repurchase shares.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of June 29, 2024 is $340.0 million. The maximum facility amount under the HSBC RPA as of June 29, 2024 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $201.4 million and $205.3 million of trade accounts receivable under these programs during the three months ended June 29, 2024 and July 1, 2023, respectively, in exchange for cash proceeds of $199.0 million and $202.9 million, respectively. We sold $638.8 million and $616.6 million of trade accounts receivable under these programs during the nine months ended June 29, 2024 and July 1, 2023, respectively, in exchange for cash proceeds of $631.1 million and $609.4 million, respectively. As of June 29, 2024 and September 30, 2023, $210.7 million and $220.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected by MUFG Bank or HSBC Bank.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the third quarter of fiscal 2024, cash and cash equivalents and restricted cash were $270 million, while debt, finance lease and other financing obligations were $349 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2023 Annual Report on Form 10-K. During the third quarter of fiscal 2024, there were no material changes.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
Net Sales	12%	9%
Total Costs	18%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of June 29, 2024, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of June 29, 2024, we were exposed to interest rate risk associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of June 29, 2024, the borrowing rate under the Credit Facility was SOFR plus 1.10%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. We were also exposed to interest rate risk on our accounts receivables sales programs. The Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (the "MUFG RPA") is subject to an applicable cost of funds based on an applicable margin defined in the agreement with respect to receivables owed by each approved obligor and the applicable SOFR for a period equal to the discount period applicable to such receivable determined as of two business days prior to the applicable purchase date of such receivable with respect to the currency the receivable is denominated in. Other trade receivable sales programs are subject to similar terms. Based on our overall interest rate exposure, as of June 29, 2024, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2024, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended June 29, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
March 31, 2024-April 27, 2024	82,335	$95.46	82,335	$30,238,329
April 28, 2024 - May 25, 2024	47,297	104.75	47,297	25,284,079
May 26, 2024 - June 29, 2024	54,949	104.87	54,949	19,521,321
	184,581	$100.64	184,581
(1) On January 16, 2024, the Company announced that its Board of Directors had approved a $50.0 million share repurchase authorization (the "2024 Program") that authorizes the Company to repurchase its common stock. The 2024 Program commenced upon completion of the 2023 Program and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2024 Program as of June 29, 2024.

ITEM 5.    OTHER INFORMATION
None of our directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended June 29, 2024.

ITEM 6.    EXHIBITS
The list of exhibits is included below.

Exhibit No.	Exhibit
10.1*	Form of Performance Stock Unit Agreement (Economic Return) under the Plexus Corp. 2024 Omnibus Incentive Plan
10.2*	Form of Performance Stock Unit Agreement (Total Shareholder Return) under the Plexus Corp. 2024 Omnibus Incentive Plan
10.3*	Form of Restricted Stock Unit Agreement under the Plexus Corp. 2024 Omnibus Incentive Plan
10.4*	Form of Director Restricted Stock Unit Agreement under the Plexus Corp. 2024 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal third quarter ended June 29, 2024, formatted in Inline XBRL and contained in Exhibit 101.
*	Designates management compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	August 2, 2024	/s/ Todd P. Kelsey
Todd P. Kelsey
President & Chief Executive Officer

Date:	August 2, 2024	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer