Form 10-K
period 2024-09-28
PLEXUS CORP
filed 2024-11-15
CIK 785786

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
For the fiscal year ended September 28, 2024
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

As of March 30, 2024, 27,469,730, shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $94.82 closing price of the registrant's common stock on the last trading day of its fiscal second quarter, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 561,696 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $2.6 billion.
As of November 11, 2024, there were 27,092,389 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 28, 2024

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and regulatory matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, conflict in the Middle East, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
At Plexus, we help create the products that build a better world. Driven by a passion for excellence, we partner with our customers to design, manufacture and service highly complex products in demanding regulatory environments. From life-saving medical devices and mission-critical aerospace and defense products to industrial automation systems and semiconductor capital equipment, our innovative solutions across the lifecycle of a product converge where advanced technology and human impact intersect. We provide these solutions to market-leading as well as disruptive global companies in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial sectors, supported by a global team of over 20,000 members across our 26 facilities in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
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
•Passion Meets Purpose – We are united as a team. We are guided by our values. We do the right thing to support our team members, communities and customers.
•Discipline by Design – We hold ourselves accountable to delivering shareholder value through consistent application of a disciplined financial model.
Built on a foundation of innovation, we are relentless in our pursuit of excellence, aligning our team members, operations, systems of oversight and financial metrics to create a high performance, accountable organization with an engaged workforce deeply passionate about helping to create the products that build a better world.
Financial Model
Our financial model aligns with our business strategy. Our primary long-term goal is to achieve a 9-12% compounded annual revenue growth rate while earning a return on invested capital ("ROIC") of 15%, which would significantly exceed our weighted average cost of capital ("WACC") and represent positive economic return. Economic return is the amount by which our ROIC exceeds our WACC, and we believe it is a fundamental driver of shareholder value. We review our internal calculation of WACC annually; for fiscal 2024, our WACC was 8.2%.

For more information regarding ROIC and economic return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and economic return" in Part II, Item 7. For additional information on our use of non-GAAP financial measures, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Solutions
With integrated solutions throughout the product lifecycle, our team strives to create innovative and optimized paths to deliver products to the market, keep products in the market longer and help manage the product lifecycle sustainably and responsibly.
•Design and Development – Using standard tools and processes throughout our six design centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and product commercialization solutions. The breadth of our capabilities across the product lifecycle enables us to integrate supply chain, manufacturing and service expertise into our designs, resulting in products developed with the full product lifecycle in mind.
•Supply Chain Solutions – Delivering an optimal supply chain strategy is more than simply getting a product where it needs to be on time. Our supply chain experts engage in all of Plexus’ integrated solutions to identify opportunities for supply chain optimization. We help manage the full supply chain to minimize cost, mitigate risk and provide a flexible, scalable and resilient solution for our customers.

•New Product Introduction – When introducing a new product, we understand our customers need to move quickly. We have a dedicated team focused on decreasing time to market and transitioning products to full volume manufacturing, through a full suite of integrated new product introduction services, such as design for excellence, product lifecycle assessment, specialized design of test solutions and rapid prototyping.
•Manufacturing – Our approach to manufacturing focuses on innovation, continuous improvement and superior quality and delivery. With a global footprint and scalable operations, we aim to tailor our manufacturing environment to meet each customer’s needs worldwide. As we strive for perfect delivery and zero defects, exceptional quality begins with each individual member of our team, which we advance through our Quality Begins with Me program. Our capabilities and our commitment to superior execution position us to support the complex technology and regulatory needs of the industries we serve, providing customers with dependable and flexible manufacturing solutions.
•Sustaining Services – We are committed to protecting our customers' brand reputation, supporting the success of each product in the market and extending a product's useful life through repair, refurbishment, remanufacturing (at the direction of our customers) and service parts planning. From influencing a product's design for serviceability, which creates early access for lifecycle extension services and repair, to aftermarket and end-of-life treatment, such as spare parts management, depot repair and part recovery services, we take a proactive and circular approach to service to help keep products in the market.
Through these integrated solutions, we proactively tackle tough challenges throughout the product lifecycle. We provide most of our solutions on a turnkey basis, under which we procure and warehouse all materials required for product assembly. We provide select solutions on a consignment basis, meaning our customers supply the necessary materials, while Plexus provides the labor and other services required for product assembly. Other than certain test equipment, manufacturing equipment and software used for internal operations, we do not design or manufacture our own proprietary products.
Operations
Plexus is a Wisconsin-headquartered corporation operating from 26 active facilities, totaling approximately 5.0 million square feet. Our facilities are strategically located to support the design, manufacturing and service needs of customers' global supply chains in our targeted market sectors.
Customers and Market Sectors Served
We specialize in serving customers in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial market sectors. Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with other technology pioneering start-ups and emerging companies that may or may not maintain manufacturing capabilities. During fiscal 2024, we served approximately 190 customers. No customer accounted for over 10% of our sales in fiscal 2024. GE Healthcare Technologies, Inc. ("GEHC") accounted for 10.3% of our net sales during fiscal 2023, while General Electric ("GE") accounted for 12.9% of our net sales during fiscal 2022. During fiscal 2023, GE completed the separation of its healthcare business, GEHC, as a stand-alone company. No other customer accounted for 10.0% or more of our net sales in any of the last three fiscal years. Many of our large customers, including GEHC and GE, contract with us through multiple independent divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2024	2023	2022
Aerospace/Defense	18%	14%	13%
Healthcare/Life Sciences	39%	44%	41%
Industrial	43%	42%	46%
Total net sales	100%	100%	100%

Although our current business development focus is based on our targeted market sectors of Aerospace/Defense, Healthcare/Life Sciences, and Industrial, we evaluate our financial performance and allocate our resources geographically (see Note 11 "Reportable Segments, Geographic Information and Major Customers" in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers an array of solutions for customers in each market sector and, aside from the specific go-to-market teams, generally we do not dedicate operational equipment, personnel, facilities or other resources to particular market sectors, nor do we internally track our costs and resources per market sector.

Go-to-Market Strategy
Each market sector has a market sector vice president, as well as market sector senior director roles, who together oversee and provide leadership to business development and customer management teams, supply chain, engineering and manufacturing subject matter experts and market sector specialists. These teams maintain expertise related to each market sector and execute sector strategies aligned to that market’s unique delivery, quality and regulatory requirements.

Our market sector teams help to develop Plexus’ strategy for growth with a particular emphasis on expanding the value-add solutions we offer customers. Our sales and marketing efforts focus on expanding our engagements with existing customers as well as targeting new customers.
Materials and Suppliers
We typically purchase raw materials, including printed circuit boards and electronic components, from a wide variety of manufacturers and their authorized distributors. Under certain circumstances, we will purchase materials from independent distributors, customers or competitors. Many of these raw materials are unique to the designed assembly. By customer agreement, we purchase materials according to customer forecast and supplier lead-times.

The key electronic components we purchase include: advanced semiconductors, diodes, power management modules, microcontrollers, memory modules, interconnects, inductors, resistors, capacitors, power supplies and cable and wire. Volatile demand (in quantity or mix), material shortages, extended lead-times and subsequent allocations by our suppliers are an inherent risk within the electronics industry and have remained an issue, particularly for semiconductors during fiscal 2024. We discuss the causes, implications, and potential implications of volatile demand and material shortages more fully in "Risk Factors" in Part I, Item 1A herein.

We also purchase non-electronic, typically custom engineered components such as molded/formed plastics, sheet metal fabrications, aluminum extrusions, robotics, motors, vision sensors, motion/actuation, fluidics, displays, die castings and various other hardware and fastener components. These materials are sourced from Plexus' preferred suppliers and customer directed suppliers. Altogether, purchased materials range from “off the shelf” to highly customized and vary widely in terms of market availability and price. Through our engineering product development engagements and through the quoting of new business, Plexus can influence the selection of new product materials, and therefore the selection of suppliers who outperform their peers.

Amidst a highly dynamic set of supply markets, Plexus' global supply chain management organization works to mitigate potential risks and ensure a steady flow of materials at competitive prices. We pursue these goals through supply chain solutions developed in collaboration with our customers and our suppliers, a commitment to strong supplier partnerships, use of proprietary risk management tools and aggressive management of supplier commitments.
Competition
Plexus operates in a highly competitive market, with a goal to be best-in-class at meeting the unique needs of our customers. A number of competitors may provide services similar to Plexus. Others may be more established in certain industry sectors, or have greater financial, manufacturing or marketing resources. Smaller competitors compete mainly in specific sectors and within limited geographic areas. Plexus also competes with in-house capabilities of current and potential customers. Plexus maintains awareness and knowledge of our competitors' capabilities in order to remain highly competitive within our target markets. Refer to the discussion in "Risk Factors" in Part I, Item 1A herein for further details on market competition.

We believe our ability to provide a full range of services that complement the entire product lifecycle across a global footprint provides a business advantage. Relative to our competition, overriding factors such as lower manufacturing volumes, production flexibility, unique fulfillment requirements and complex regulatory and quality requirements typically result in higher investments in inventory and selling and administrative costs for us. The cost variance from our competitors is especially evident relative to those that provide electronics manufacturing services for high-volume, less complex products, with less stringent requirements (e.g., consumer electronics).
Sustainability & Social Impact
Our vision is to help create the products that build a better world, yet the opportunity and responsibility we have to build a better world goes far beyond the products we help to create. We are committed to elevating the standards of business conduct through the integration of sustainable and responsible business practices into our enduring strategy. This integrated approach and related goals enable us to address important environmental and social issues material to the long-term success of our business. This commitment is made public through our membership with organizations such as the U.N. Global Compact ("UNGC"), including alignment to the U.N. Sustainable Development Goals, and the Responsible Business Alliance ("RBA").

In service to our vision, we continue to evolve our solutions to better service our customers in light of changing market demands. This includes the opportunity we have to help deliver more sustainable and responsible products to the market. We continue to expand our product lifecycle capabilities in response to this heightened focus, as we seek to design more environmentally sustainable products, improve our production practices, assess and deploy product life extension and part recovery strategies, and enable a more sustainable, responsible supply chain for our customers. In 2024, we were a finalist in Scotland's Centre for Engineering, Education & Development's "Net Zero Hero" award for our product lifecycle assessment services. These services help our customers estimate and uncover factors that may impact the global warming potential of their products.

We are focused on our own operational impact, as well, seeking to reduce our emissions, waste, water and use of natural resources, transition to renewable energy and reusable resources, and optimize our operations through adoption of new technologies and automation. Our commitment to reducing our environmental impact is captured in our Climate Policy, which helps to guide our objectives and offers structure to aid in prioritizing our efforts. In fiscal 2024, we pursued a third consecutive year-over-year emissions intensity reduction goal, achieving an absolute Scope 1 and Scope 2 emissions reduction following two consecutive years of Scope 1 and Scope 2 emissions intensity reductions across our global operations. Further in fiscal 2024, we participated in the UNGC's Climate Ambition Accelerator program as we seek to advance our energy transition strategy and develop longer-term aspirations in support of international climate initiatives.

Beyond our four walls, we seek to collaborate and integrate with our local communities and find opportunities to partner throughout our value chain. Community involvement, volunteering and charitable giving are important to ensure we are investing and promoting positive impacts in the communities in which we operate and where our team members live. Within each community where we have a physical location, we provide donations to local charities that enhance innovation, promote technology-related educational programs (e.g., STEM) and preserve the quality of life. Plexus also offers eight hours of paid, volunteer time off for team members who want to give back through community engagement events. In addition to local impacts realized through our team member volunteer efforts, the Plexus Community Foundation donated nearly $1.1 million in fiscal 2024, bringing its total giving to $11.0 million since 2004.

We are committed to driving greater transparency around our sustainable and responsible business practices through the publication of an annual sustainability report. More detailed information about Plexus’ efforts and progress can be found in that report located at https://www.plexus.com/en-us/corporate-social-responsibility. The information in the sustainability report and on Plexus’ website is not a part of this Annual Report on Form 10-K and is not incorporated by reference.
Refer to the discussion in "Risk Factors" in Part I, Item 1A herein for further details of environmental physical and transition risks, as well as the legal and regulatory landscape related to environmental matters, including climate change, that could adversely affect our business, results of operations, and financial condition.
Human Capital Management
People are the heart of what we do and who we are. How we engage and empower our team members is critical to how we deliver value and create sustained growth for our shareholders. We realize our success depends on the well-being and inclusive engagement of each individual on our team. As a responsible employer, we are committed to global standards of employment, which we effect through our Code of Conduct and Business Ethics ("Code of Conduct"), our Human Rights Policy and other labor and employment policies and through our commitment to the UNGC Sustainable Development Goals and the RBA. We also realize in order to attract and retain talented individuals we must provide our team members the ability to do meaningful work, personally and professionally develop, and create diverse and memorable experiences.

Purpose and Culture
We recognize a great culture is foundational to the success of our vision to help create the products that build a better world. We are proud of our culture and the recognition we have received over the years as a great place to work. In 2024, HR Asia awarded Plexus the Best Company to Work for in Asia (Malaysia Chapter), as well as the HR Asia Diversity, Equity, & Inclusion Award. In building a great culture, we embrace our five values:
•Growing our People – We foster a culture of trust, courage and growth, empowering every team member to realize their full potential.
•Building Belonging – We build an inclusive environment, valuing each team member, embracing diversity and promoting teamwork to achieve extraordinary outcomes together.
•Innovating Responsibly – We innovate and leverage technology, guided by a clear strategy, to boldly drive positive change and promote a sustainable future.
•Delivering Excellence – We commit to exceptional quality and perfect delivery by standardizing, scaling and continuously improving.
•Creating Customer Success – We exceed customer expectations and forge relationships built on trust, candor and shared successes.
Commitment to Our Values and Ethical Business Practices
Along with our values, we act in accordance with our Code of Conduct, which creates expectations and provides guidance for all team members, representatives and partners of Plexus to make the right decisions. Our Code of Conduct includes topics such as corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations. It is used to reinforce our passion for operating in a fair, honest, responsible and ethical manner and articulates our responsibilities as a trusted leader in the business community. The Code of Conduct also emphasizes the importance of having an inclusive, welcoming environment in which all team members feel empowered to do what is right and are expected to voice concerns should violations of the Code of Conduct be observed. All team members are required to complete training on the Code of Conduct biennially.

Our commitment to being a responsible employer is reinforced through our membership with the RBA. Since 2014, our RBA membership reinforces the critical business standards required of Plexus, our team members and business partners related to human rights, environmental, health and safety, labor and business ethics. As an active member of RBA, we abide by their global standards, which may exceed minimum legal requirements, regarding the treatment of workers. Being a member of the RBA means we help collectively influence our broader business ecosystem by propagating and maintaining sustainable and responsible business practices.
Human Rights
At the core of our value system is a fundamental respect for human rights. Our Human Rights Policy formalizes Plexus' commitment to respect human rights and embodies internationally-recognized principles and the laws of the countries in which we operate.

We prohibit discrimination and harassment, recruiting fees imposed on our workers, the use of child labor, forced labor or labor that results from human trafficking, and the unreasonable restriction of movement or travel of workers. We support reasonable working hours and time off, fair wages, access to basic liberties (including clean sanitation facilities and potable water), freedom of association, the humane treatment of all workers and fair and honest business practices. Our Human Rights Policy supports the RBA Code of Conduct labor standards framework, and reinforces our statement in support of the California Transparency in Supply Chains Act and the UK Modern Slavery Act. Our Human Rights Policy was created by a cross-functional team appointed to conduct regular policy and impact mapping, as outlined by the UNGC, to facilitate continuous improvement and commitment to our standards.
Talent Development & Acquisition
With people at the heart of what we do and who we are, we create, implement and accelerate development opportunities for our team members in order to enable business growth, enhance our culture, drive leadership accountability and inspire purposeful engagement. Our commitment to holistic talent management means that we expect and reward high performance and address underperformance with urgency, candor and empathy. We engage in regular talent reviews to calibrate on the performance and potential of our teammates, development opportunities, career pathing and the strength of our succession plans. During these reviews, we also assess retention rates and the diversity composition of our leaders and leadership pipeline. Competency-based training, leadership development programs and online learning promote a learning culture and provide ongoing development for team members at all levels. We also have established a formal mentoring program that aids in the development and retention of talent. While our goal is to develop our own talent, we recruit new graduate and experienced talent by valuing potential and personality traits that align with our values, as well as direct and transferable experiences.
Employee Engagement
At every facility, in every region and at all levels, we strive to continuously improve the engagement of our team members. We survey employee engagement annually through our employee net promoter score and we identify strengths and act on areas of opportunity to enhance our work environment and increase employee satisfaction. In 2024, we received responses from 100% of our team members through the survey resulting in an industry leading net promoter score.
Diversity and Inclusion
At Plexus, diversity and inclusion ("D&I") does not simply mean representation. It means maximizing and optimizing the human experience and enabling access to the best possible talent for Plexus. We have adopted the following D&I statement at Plexus, which is directly incorporated into our Code of Conduct:
"Our people create our best Plexus. Ingrained in our culture of inclusion is the philosophy that each individual offers diverse perspectives, backgrounds and experiences that create great outcomes when we are united as a team. We respect our people and embrace our differences. We welcome everyone and value the ideas generated by our collective uniqueness. We aspire that all of our people reach their full potential."
Our organizational approach to D&I at Plexus includes the following:
•D&I Integration Plan – We have established defined actions aligned to value-driven outcomes as we further integrate diversity and inclusion into our strategy, business operations and culture.
•D&I Committee and Board Oversight – To oversee strategic objectives and to ensure appropriate accountabilities exist to support our efforts, D&I is incorporated into our executive Sustainable & Responsible Business Practices Committee, made up of key members of executive management, including our Chief Executive Officer. In addition, the Compensation and Leadership Development Committee of our Board of Directors reviews our human capital management strategy, including D&I initiatives and progress to cultivate an optimized workforce and inclusive culture.
•Employee Resource Groups – Our ERGs are voluntary, employee-driven, executive-sponsored groups organized around common interests and legitimate business purposes. Plexus' current ERGs include:
◦Plexus Pride – Plexus Pride is focused on supporting the needs of the LGTBQIA+ community by creating greater awareness of the challenges and uniqueness of this demographic. They aim to provide educational, networking and development opportunities for all Plexus team members.
◦Plexus Veterans Network – The goal of the Plexus Veterans Network is to enhance Plexus’s ability to hire, develop and support U.S. veterans across the organization to improve business outcomes. The network facilitates veteran outreach, camaraderie and mentorship opportunities around the veterans’ community.
◦Plexus Women in Network – Plexus Women in Network has a mission to champion the advancement of women in their professional and personal development through various career and life changes. This ERG aims to contribute to more women in elevated roles and increased diversity in leadership positions across Plexus.
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

•Training – Plexus has invested in D&I leadership training on the value of diversity and how best to foster an inclusive culture, including trainings related to foundations of D&I, unconscious bias and hiring.
•Broadening our Talent Pool – Our talent acquisition teams continuously seek to widen the funnel of talent seeking to join Plexus. Efforts are customized by geography based on current workforce dynamics. This includes partnerships with organizations such as the Society of Women Engineering ("SWE"), Women in Electronics, and recruiting from new universities and industry groups across many disciplines.
Employee Benefits & Programs
Plexus has a number of policies and benefits in place to support the unique needs and overall well-being of our team members and their families, including competitive health and welfare plans, a flexible workplace, paid parental leave and a Plexus wellness program to ensure our team members have access to the resources they need to lead healthy, balanced lives. For our team members, this includes access to our Employee Assistance Program ("EAP") - or similar program depending on the country of employment - that provides confidential support for stress management and mental health, including counseling and resources for team members and their households. In 2024, Plexus was proud to be recognized as one of the Greatest Workplaces for Mental Wellbeing by Newsweek magazine.
Compensation
We employ a "pay for performance" approach, emphasizing a direct correlation between performance and rewards and empowering team members to steer their own professional destinies. Leaders are provided with the flexibility to recognize exceptional individual contributions through customized elements of pay such as base salary, cash incentives and equity (company stock) compensation. Short and long-term incentive pay is designed to be competitive, improve employee retention, reward team members for performance supporting our strategic objectives and align team members with the interests of shareholders to deliver both short-term and long-term results. Approximately 20.4% and 3.0% of our team members participate in our short and long-term incentive programs, respectively. Further, we support financial well-being through external fiduciary advisors that can help team members with topics ranging from retirement investing and paying off debt to general money matters.

Our compensation guidelines and pay structures are adapted to reflect market dynamics and currency exchange rate fluctuations, ensuring alignment with regional trends, pay range segments and applicable experience. A risk assessment on our compensation plans and strategy is performed annually, including a market pay analysis to ensure we are competitive with local market practices where we operate. We provide the results of this risk assessment and a summary of all global total rewards programs to the Compensation and Leadership Development Committee of our Board of Directors on an annual basis. These practices not only facilitate a clear and transparent understanding of our compensation philosophy among team members but also ensure internal fairness and external market competitiveness.

A pay equity tool was introduced within the United States in fiscal 2024 to automate our process for ensuring equity within our compensation framework and to allow for enhanced transparency with our team members. We will expand the usage of this tool outside the United States in fiscal 2025. This tool analyzes various factors such as job roles, job levels, qualifications, performance and industry benchmarks. Through the integration of this tool into our compensation process, we streamline and simplify our proactive approach to prevent pay disparities before they start.
Worker Health and Safety
Protecting our team and those within our communities is paramount as we strive to be the safest place for our team members outside of their home. We are committed to complying with applicable laws and take an adaptive and proactive approach to ensure we conduct all of our operations across the globe safely and responsibly. We maintain a method of evaluating environmental, health and safety ("EHS") performance for continual improvement and we are committed to providing a workplace that promotes the health and safety of all who walk through our doors.

Our Corporate Policy for Quality, Environmental, Health & Safety and Social Responsibility Management sets forth our EHS policy statement, which includes our commitment to: maintain, evaluate and continuously improve our global EHS management system; provide processes for consultation and participation of team members to reduce safety risks; and maintain compliance with applicable environmental and occupational health and safety laws and other requirements. These requirements are related to topics such as: monitoring, tracking and reporting of air and water emissions; tracking and disposing of wastes generated from our manufacturing process; and evaluating and mitigating employee health and safety risks in our facilities.

Sixteen of our 17 manufacturing facilities are certified to ISO 14001 Environmental Management and three of 17 are certified to ISO 45001 Occupational Health and Safety Management standards. All of our manufacturing facilities, regardless of formal certification, abide by global policies and processes that align with both of these standards. Our facility in Kelso, Scotland is certified to the ISO 50001 Energy Management system, which requires the development and implementation of a comprehensive energy management system that helps the site achieve continual improvement of energy performance, including efficiency, security, use and consumption.

Our site teams are trained on these requirements and certifications to these standards are audited and renewed annually in alignment with ISO standards. Further, we provide education and training for every team member on important environmental and safety topics applicable to their role, leveraging a risk-based approach to training to ensure our team members have the knowledge they need to keep themselves and their peers safe and the environment healthy. To help drive best practices and enhance our environmental and safety performance, we employ a global team of over 50 EHS professionals who help to develop and deploy standard policies and procedures to protect our team members and to enable safe and sustainable operations. These roles are integrated into operational teams and process reviews to ensure appropriate consideration of potential safety concerns and environmental consequences of our operating procedures.
Human Capital Management Governance
Our Chief Human Resources Officer ("CHRO") directs our human capital management strategy and provides an update to the Compensation and Leadership Development Committee of our Board of Directors quarterly. This update may include, among other topics, talent attraction, development and retention; succession planning, including successor candidates for key management roles; corporate culture; D&I; compensation practices; training; and progress to advance initiatives. Management also updates the Board of Directors regularly on employee-related policies, trends and efforts intended to protect our team members and to preserve our corporate culture, such as those related to EHS and Ethics Hotline reporting.
Employee Data
Of our over 20,000 team members, 50.4% are female, 49.5% are male and 0.1% choose not to identify. The majority of our workforce, 56.8%, is located in our APAC region, while 29.6% and 13.6% of our team members are located in our AMER and EMEA regions, respectively. Approximately 240 of our team members in the United Kingdom are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our global team members outside the United Kingdom are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are positive and stable. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees.
Intellectual Property
We own various service marks that we use in our business, which are registered in the trademark offices of the United States and other countries. We develop and maintain trade secrets but do not generally seek to protect trade secrets through patents. We do not have any material copyrights.
Information Technology
Our core solutions for manufacturing facilities include a single-instance enterprise resource planning (“ERP”) system in addition to product data management and advanced planning and scheduling systems, along with consistent solutions for warehouse management and manufacturing execution that support our global operations. This consistency augments our other management information systems, allowing us to standardize the translation of data from multiple production facilities into operational and financial information required by the business. The related software licenses are of a general commercial character on terms customary for these types of agreements.

In addition to our core solutions, we are committed to investing in new platform technologies, such as advanced manufacturing execution systems, process automation, warehouse automation, artificial intelligence, realtime vision and anomaly detection systems and collaboration tools. These investments are aimed at enhancing productivity, optimizing operational efficiency, and driving differentiation in a competitive landscape. Refer to the discussion in "Cybersecurity" in Part I, Item 1C herein for details on our cybersecurity risk management strategy and governance.

Compliance with Laws and Regulations
As a global public company that designs, manufactures and services highly complex products in demanding regulatory environments, our operations are subject to a variety of laws, regulations and compliance obligations. We strive to implement robust internal controls, quality management systems and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also make efforts to identify non-compliance concerns through internal and external audits, risk assessments as well as an ethics hotline reporting system. Plexus is also committed to supporting product safety and environmental compliance regulations as may be required by our customers. This support may include customized operational processes or collecting data or compliance information on parts or production materials to meet certain laws, regulations or end market requirements, such as the Restrictions on Hazardous Substances ("RoHS") 2011/65/EU, Waste Electrical and Electronic Equipment ("WEEE") 2012/19/EU directives and Registration, Evaluation, Authorization and restriction of Chemicals ("REACH") EC 1907/2006 EU directive.
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
Refer to the discussion in "Risk Factors" in Part I, Item 1A herein for further details on legal and regulatory obligations that could adversely affect our business, results of operation and financial conditions.
Additional Information
Our global headquarters is located at One Plexus Way, Neenah, Wisconsin, 54957. Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, after we electronically file or furnish all reports to the Securities and Exchange Commission ("SEC"), we provide online copies of such reports, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD and amendments to those reports. These reports are also accessible at the SEC's website at www.sec.gov. Our Code of Conduct is also posted on our website. You may access these SEC reports and the Code of Conduct by following the links under "Investors" at our website.

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

Factors affecting the technology-dependent end markets that we serve could adversely affect our customers and, as a result, Plexus. These factors include:

•customers’ ability or inability to adapt to rapidly changing technologies, such as artificial intelligence, and evolving industry standards that can result in short product life-cycles or product obsolescence
•customers’ ability or inability to develop and market their products, some of which are new and untested
•the potential failure of our customers’ products to gain widespread commercial acceptance, and
•the availability of the components required to manufacture and service our customers' products.

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

We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand for our services. Customers also cancel, change or delay design, manufacturing or sustaining services demand and schedules, or fail to meet their forecasts for a number of reasons beyond our control. Customer expectations can change rapidly, requiring us to take on additional commitments or risks. In addition, customers may fail to meet their commitments to us or our expectations. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future. This risk continues to be heightened by potential volatility in end-market demand for our customers' products or our services as a result of external factors such as the current inflationary environment, global conflicts, regulatory change and general economic uncertainty.

In addition, we make significant decisions based on our estimates of customers’ demand, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital management, facility and capacity requirements, facility footprint planning, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products affect our ability to accurately estimate their future requirements. Because certain of our operating expenses are fixed in the short or long term, a reduction in customer demand can harm our operating results.

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

The need for us to correctly anticipate component needs is amplified in times of shortages. A tight component supply and other factors discussed above, can increase the difficulties and cost of anticipating changing demand. Moreover, because our margins vary across customers and specific programs, a reduction in revenue with higher margin customers or programs will have a more significant adverse effect on our operating results.

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
Our competitors may:

•respond more quickly than us to advancements in technology, such as artificial intelligence
•be faster to develop new business models or otherwise adapt to evolving customer requirements and expectations
•have greater name recognition, critical mass and geographic and market presence generally or within specific technologies or subsectors
•be better able to identify and take advantage of acquisition opportunities
•have lower internal cost structures
•have greater direct buying power with component suppliers and distributors
•devote greater resources to the development, promotion and sale of their services and execution of their strategy
•be better positioned to compete on price for their services
•have technological expertise, capabilities and/or resources that are greater than ours
•have excess capacity, and be better able to utilize such excess capacity
•be better positioned to add additional resources, and
•be willing or able to make sales or provide services at lower margins than we do.

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

Our 10 largest customers accounted for 47.8% and 49.6% of our net sales in fiscal 2024 and 2023, respectively. During fiscal 2023, there was one customer that represented 10.0% or more of our net sales.
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

In addition, we focus our sales efforts on customers in only a few market sectors, as identified in Part I, Item 1, herein. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Any weakness in our customers’ end markets could affect our business and results of operations. Economic, business or regulatory conditions that affect the sector, or our failure to choose to do business in appropriate subsectors, can particularly impact us. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the U.S. healthcare sector generally. In addition, the Healthcare/Life Sciences sector is affected by health crises and trends. The semiconductor industry has historically been subject to significant cyclicality and volatility. Changing export regulations, increasing sanctions or other trade barriers may limit our ability to use or produce certain technologies or products in China or sell certain components or products that are ultimately destined to China. Further, potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors.

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

We and our customers are subject to extensive government regulation, legal requirements and industry standards (as well as customer-specific standards) relating to the products we design, manufacture and service as well as how we conduct our business. This includes regulations and standards relating to labor and employment practices, workplace health and safety, operating practices and quality systems, the environment, sourcing and global trade practices, usage of emerging technologies, data privacy and protection, ethics, financial reporting, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory enforcement activity has increased in recent periods. Rulings of the U.S. Supreme Court and other courts may affect the regulatory environment. Regulatory changes and restrictions can be announced with little or no advance notice. A failure to comply with laws, regulations or standards applicable to our business can result in, among other consequences, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, including debarment, and could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

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
•changes in labor markets, such as government-mandated wage increases, increases to minimum wage requirements, changes in union-related laws, regulations or practices, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures and increased public scrutiny on labor practices
•customers shifting parts of their manufacturing and supply chains to different countries, including re-shoring, which may impact footprint needs and create operational disruption due to transition efforts
•compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the European Union’s (EU's) General Data Protection Regulation (the “GDPR”), applicable to companies with global operations
•changing global trade regulations, particularly relating to advanced semiconductors and chip-manufacturing equipment, which may limit the ability to ship certain components or product to customers in China, support certain programs in our China operations, and source the components necessary to manufacture customer product in China
•changes in the taxation of earnings in the U.S. and in other countries
•reputational risks related to, among other factors, varying standards and practices among countries
•changes in duty rates
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

Additionally, continued uncertainty regarding commercial dealings, tariffs, export regulations and other trade protection measures between the U.S. and China, heightened by escalating geopolitical tensions, may affect our ability to do business in China, may impact the cost of our products originating in China and may impact the demand for our products manufactured in China in the event our customers reduce or eliminate their operations in China. These actions could also affect the cost and/or availability of materials or components that we procure from suppliers in China, as well as create disruptions, delays, shortages or increased costs within our global supply chain. Government-imposed restrictions on where we or our customers can produce certain types of products or source components or with whom we can conduct business, such as named companies or industries identified in the 2021 National Defense Authorization Act, outbound investment restrictions, and trade regulations limiting advanced semiconductors and chip-manufacturing equipment, could limit our ability to sell or manufacture products or services in China, or source components from certain companies or geographies. These factors can negatively affect our operating results and financial position, including reducing our revenues and profitability as a result of having to minimize engagements in China, requiring us to shift such production to other potentially higher-cost locations, or increasing the cost of sourcing components.

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

We generally do not have long-term supply agreements. We have experienced from time to time, and may in the future experience, significant component shortages and longer lead-times due to supplier capacity constraints. Supply chain constraints and delays can be caused by world events, such as government policies, tariffs, trade wars, trade disputes and trade protection measures, terrorism, armed conflict, natural disasters, natural resource availability, economic recession, increased demand due to economic growth or technological advancements, preferential allocations, transportation challenges, and other localized events. Further, we rely on a limited number of suppliers for many of the components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular component. Such suppliers may encounter quality problems, labor disputes or shortages, financial difficulties or business continuity issues that could preclude them from delivering components timely or at all. Supply shortages and delays in deliveries of components may result in delayed manufacturing or servicing of products, which reduces our revenue and operating profit for the periods affected. Additionally, a delay in obtaining a particular component may result in other components for the related program being held for longer periods of time, increasing working capital, risking inventory obsolescence and negatively impacting our cash flow.

In addition, components that are delivered to us may not meet our specifications or other quality criteria. Certain components provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement components may negatively affect our operations and operating results. The inadvertent use of any such components may also give rise to liability claims. Further, the commitments made to us by our suppliers, and the terms applicable to such relationships, may not match all the commitments we make to, and the terms of our arrangements with, our customers, and such variations may lead us to incur additional expense or liability and/or cause other disruptions to our business.

Component supply shortages and delays in deliveries, along with other factors such as tariffs, trade disputes or embargoes, inflation, and rising energy and transportation costs, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we have in the past and may continue to bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. In addition, these repricing or pricing recoveries have been and may continue to be dilutive to our operating margin. Conversely, as a result of our pricing strategies and practices, component price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results, cash flows and inventory levels, which could increase as a result of higher component prices or the negative effects of inflation on customer end-market demand.

Due to the highly competitive nature of our industry, an inability to obtain sufficient inventory of quality components on a timely basis and for a reasonable price, could also harm relationships with our customers and lead to loss of business to our competitors.

Our services involve other inventory risk.

Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although, in general, our commercial contracts with our customers obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, we generally finance these purchases initially. In addition, suppliers at times require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer or a product’s end-of-life may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead-times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which leads to an increase in inventory in the short term and may lead to increased excess or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

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

As a global company with a complex business model, we are heavily dependent on our information systems to support our customers’ requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, cybersecurity, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business. We periodically make strategic investments in enterprise-wide systems, as prior systems reach end-of-life, to enable global scalability or to add capability. Implementing new technology on this scale is complex and can create operational disruption if the implementation fails to meet our expectations.

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. Due to the intellectual property we maintain on our systems related to high technology components, sub-components, manufacturing processes and our customers’ products, we are a likely target from various external cyber threats, such as lone attackers, nation states seeking to gain access to such intellectual property, as well as both unintentional and malicious internal threats. In addition, lone and organized crime elements have been known to extort money by encrypting their victims’ data (ransomware) and/or utilizing their victims’ resources for unauthorized mining of cryptocurrency. The reliance on third-party vendors in a complex supply chain can further introduce cybersecurity risks, as unmitigated vendor vulnerabilities or compromise can increase the attack surface for malicious actors.

The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach or cyberattack could result in, among other things, interruption to our operations, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, fines and penalties, negative reactions from current and potential future customers, and reputational damage, any of which could adversely affect our financial results. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches or attempted breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. This risk is enhanced as a result of the increasing sophistication of threat actors, including through the use of artificial intelligence, and an increase in our remote workforce due to evolving flexible workplace practices, for example by reason of utilizing home networks that may lack encryption or secure password protection, virtual meeting/conference security concerns and an increase of phishing/cyberattacks around our remote workforce's digital resources.

Moreover, we are subject to increasing data privacy, handling, and protection requirements and customer expectations due to the nature of their end products, including those related to the Export Administration Regulations, International Traffic in Arms Regulation, Federal Acquisition Regulation, Defense Federal Acquisition Regulation Supplement and Cybersecurity Maturity Model Certification. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data, globally. GDPR and similar legislation in jurisdictions in which we operate continue to evolve imposing additional obligations on companies regarding the handling and protection of personal data and provide certain individual privacy rights to persons whose data is processed and stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly. Failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to protect personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.

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

Our business model requires working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse design, manufacturing, regulatory and sustaining services requirements for multiple programs of varying sizes simultaneously, including in multiple locations and geographies. We also depend on securing and ramping new customers and programs as well as transitioning production for new customers and programs, which creates added complexities related to managing the start-up risks of such projects, especially for companies that did not previously outsource such activities.

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

Although we believe that our operations utilize the technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will maintain or develop the capabilities required by our customers in the future. The emergence or advancement in technologies, such as artificial intelligence, industry standards or customer requirements may render our technical personnel, equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new skills, technologies and equipment to remain competitive, as well as offer new or additional services, all of which may require significant expense or capital investment that could reduce our liquidity and negatively affect our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements, or to perform to their expectations or standards, as well as our need to maintain our personnel and other resources during times of fluctuating demand, could have an adverse effect on our business.

Physical risks, including natural disasters and weather events caused by global climate change, breaches of physical security and other events outside our control, and the ineffective management of such events, may harm our business.

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

In addition, some of our facilities possess certifications or unique equipment necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications or equipment could adversely affect our ability to provide products and services to our customers, and potentially have a negative effect on our relationships and financial results. While we maintain business continuity plans, including data system recovery protocols, to enable us to maintain operations following a natural disaster or other event that may be disruptive to our business, we cannot ensure these responses will fully mitigate or protect us from all disruptions. While we also carry insurance coverage for a variety of property, casualty and other risks, insurance coverage, as well as our other risk mitigation efforts, may be inadequate, not cost-effective or unavailable, either in general or for particular types of events.

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

We design, manufacture and service products to our customers’ specifications, many of which are highly complex and subject to demanding regulatory environments for market sectors that generally have higher risk profiles for liability claims. Further, the services we provide to our customers continue to expand to encompass full product development, product commercialization, manufacturing, and sustaining services. As we assume more responsibility across the product lifecycle, our customers’ expectations have and may continue to extend beyond what has historically been expected of electronics manufacturing service providers, such as expectations related to environmental sustainability and heightened regulatory compliance support, including as it relates to product composition such as the Restrictions on Hazardous Substances ("RoHS") 2011/65/EU directive, the Registration, Evaluation, Authorization and restriction of Chemicals ("REACh") EC 1907/2006 EU directive, and emerging regulations pertaining to per- and polyfluoroalkyl substances ("PFAS"). These dynamics increase the risks inherent in those engagements. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the execution of these services. Whether or not we are responsible, problems in the products we create, whether real or alleged, whether caused by faulty customer specifications, product design, manufacturing processes, servicing, a component defect or otherwise, may result in delayed shipments to customers or reduced or canceled customer orders or liability claims. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may be initiated through various means, such as our contractual commitments, strict liability or other claims raised by third parties, and may include damages for the recall of a product, injury to person(s) or property, or other theories of liability.

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

We also depend on good relationships with our workforce. Monitoring employee engagement and maintaining a healthy workplace culture based on our core values is important to developing these good relationships and retaining a committed workforce. A failure to foster a strong, healthy culture, or a failure to adopt or maintain policies and practices that enhance our workplace culture or competitiveness, such as those related to diversity and inclusion, workplace flexibility or other employee benefits, could adversely impact our ability to attract, develop and retain personnel and could substantially affect our operations and financial results. Further, dissatisfied employees may be more likely to seek union organization, which could disrupt our business, increase the risk of a labor strike and adversely impact our operations, financial results, and reputation.

From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service, that affect our executive officers and other key employees, including those that are unexpected or occur simultaneously. Transitions or other changes in responsibilities among officers and key employees without having identified and ready successors for these critical roles, particularly when such changes are unanticipated, unplanned or not executed effectively, inherently can cause disruptions to our business and operations, as well as harm our reputation, which could have an effect on our results. Further, as we grow in size and complexity, a failure to effectively develop personnel and plan for the succession of critical roles may result in shortfalls in the talent and skills required to execute effectively and grow our business, which could affect our operations and financial results.

Evolving expectations on environmental, social and governance ("ESG") matters, including global climate change, by various stakeholders could negatively affect our business.

Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, governmental and non-governmental organizations are enhancing or advancing requirements specific to ESG matters. Specifically, certain stakeholders are beginning to request or require disclosures on ESG topics such as greenhouse gas emissions, human capital matters and specific ESG-risk management practices, and we expect this trend to continue and be amplified by existing and potential legislation, such as the Corporate Sustainability Reporting Directive in the European Union and the U.S. Securities and Exchange Commission ("SEC") climate rules. A failure to adequately meet stakeholder expectations and reporting requirements may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, an inability to attract and retain customers, and an inability to attract and retain talent. In addition, our adoption of certain standards, related reporting requirements, or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

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

In addition, the economic and market uncertainty created by transitioning to low-carbon alternatives could result in reduced demand or product obsolescence for certain of our customers’ products and/or price modifications for our customers’ products and the resources needed to produce them. This could in turn put pressure on our costs and result in reduced profit margin associated with certain of our customer programs, or loss of customer programs that we may not be able to replace.

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

Our industry frequently sees periods of expansion and contraction. We regularly contend with these issues and must carefully manage our business to meet changing customer and market requirements. If we fail to manage these growth and contraction decisions effectively, or fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer. Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, we are expanding our operations by constructing an additional manufacturing facility in Penang, Malaysia, to support our growth in the Asia-Pacific region. In addition, we may expand our operations in new geographical areas where currently we do not operate. If we are unable to effectively manage this or other expansions or consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. Other risks of current or future expansions, acquisitions and consolidations include:

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

Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring costs. In Fiscal 2024, we closed an engineering facility in Darmstadt, Germany and a manufacturing facility in Portland, Oregon, and we incurred restructuring costs associated with both closures.

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

Our effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the U.S. (including additional guidance and interpretations related to U.S. Tax Reform or potential passage of tax regulation changes under the U.S. presidential administration) or other countries, could continue to have a material impact on our operating results. Among other things, we have been, and are expected to continue to be, affected by the global intangible low-taxed income provisions added by U.S. Tax Reform and related new tax legislation, interpretations and guidance. Our effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. In addition, the implementation of U.S. Tax Reform has required the use of estimates, which may be refined in future periods. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions, which could be unfavorably altered by the local taxing authorities or changes to U.S. tax policy. We would experience adverse tax consequences if we are found to not be in compliance.

A global minimum tax has been, or is anticipated to be, implemented in many of the countries in which Plexus operates. We anticipate this will materially and unfavorably impact our existing tax holidays and effective tax rate although to what extent is difficult to estimate without final rules and regulations. As of September 28, 2024, we expect those impacts to begin in fiscal 2026 and carry forward.

Our taxable income in any jurisdiction is dependent upon the local taxing authority’s acceptance of our operational and intercompany transfer pricing practices as being at “arm’s length.” Due to inconsistencies among jurisdictions in the application of the arm’s length standard, our transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. Risks associated with transfer pricing adjustments are further highlighted by the global initiative from the Organization for Economic Cooperation and Development called the Base Erosion and Profit Shifting ("BEPS") project. The BEPS project is challenging longstanding international tax norms regarding the taxation of profits from cross-border business.

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

Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives including additional investments in our business. In addition, we also have receivables factoring programs. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates increase. Persistent inflation, especially in Europe and the U.S., has led central banks to hold higher interest rates throughout fiscal 2024 to dampen inflation. These interest rates directly impact the amount of interest we pay on our variable rate obligations and continued or sustained increases in interest rates could negatively impact our business.

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

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Information Technology & Security Risk Management
Information security and data privacy risk management, including cybersecurity, is integrated into and aligns with our Enterprise Risk Management ("ERM") processes. Our information protection and privacy program incorporates administrative, technical and physical safeguards, and incorporates various cybersecurity and internal control frameworks to protect information assets, manage data privacy and ensure compliance with laws and industry standards. We leverage the National Institute of Security and Technology ("NIST") Cybersecurity Framework ("CSF"), among others, to provide a strategic and adaptable approach to managing evolving cyber risks. This framework assists in assessing and improving our security posture by identifying vulnerabilities and prioritizing investments or improvements.

We maintain a cybersecurity incident response plan to assist in the assessment and management of cybersecurity incidents. The plan includes tactical playbooks and crisis response procedures based on incident severity and materiality impact. These crisis response procedures include escalation to the Audit Committee and the full Board of Directors, where appropriate. Our incident response plan is periodically tested through tabletop exercises, the results of which are reported to the Audit Committee.

Cybersecurity Governance & Oversight
Our Chief Information & Technology Officer ("CITO"), who reports directly to the President and Chief Executive Officer ("CEO"), directs our global information technology vision and long-term strategies. Under the direction of the CITO, the Director of Cybersecurity leads our enterprise-wide cybersecurity program and oversees a dedicated global cybersecurity team that monitors, assesses and mitigates material risks from various cybersecurity threats. This team leads critical efforts to drive readiness, awareness and learning across the organization, including management of a 24x7x365 Cybersecurity Operations Center for detection and response capabilities; maintaining a cybersecurity awareness learning management system; and third party assessments and audits, penetration tests and "red team" assessments to evaluate the effectiveness of cybersecurity controls and identify areas of cybersecurity risk.

The Director of Cybersecurity is a seasoned cybersecurity expert with over 18 years of cybersecurity experience combined within the United States Department of Defense and Electronic Manufacturing Services industry. The Company's Director of Cybersecurity holds industry-recognized cybersecurity certifications, a Bachelor of Science degree in Cybersecurity and a Master of Science degree in Cybersecurity Management and Policy.

Our executive-level Security Steering Committee provides oversight of cybersecurity, data governance and privacy programs. This Committee is made up of select executives including the General Counsel, Chief Administrative Officer and Secretary ("CAO"); Chief Operating Officer; and CITO. The Security Steering Committee provides oversight and ensures program alignment to Plexus' strategic goals. The committee serves to provide awareness and guidance to prioritization, organizational alignment and enablement of resources to minimize risk to Plexus' operations, brand and reputation. The Security Steering Committee, through the Director of Cybersecurity and the CITO, reports to a broader Information Technology ("IT") Steering Committee, which includes the President and CEO and Chief Financial Officer.

On at least an annual basis, and on topical information security matters more frequently as determined by the Board of Directors or management, the Audit Committee reviews the effectiveness of IT risk governance and management, including those relating to business continuity, cybersecurity, malware, regulatory compliance and data management. These reviews also include reviewing the appropriateness of resources (people and financial) devoted to information technology requirements. The CITO and Director of Cybersecurity also brief the Audit Committee quarterly on cybersecurity matters, including specific risks, mitigation plans, risk management and governance. The Audit Committee reports to the full Board of Directors on these discussions as appropriate.

Further, the Board of Directors is briefed periodically (at least annually) on our overall IT strategy, including cybersecurity, to ensure alignment with the business, review of assets and infrastructure, and trends, key risks and initiatives.
Impact of Cybersecurity Threats
As of the date of this report, we believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not or are not reasonably likely to materially affect us, including our business strategy, results from operations, or financial condition. Despite our cybersecurity measures, there can be no assurance that we, or the third-parties we interact with, will not experience a cybersecurity incident in the future that will materially affect us. As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks, and other related breaches. Refer to the discussion in "Risk Factors" in Part I, Item 1A herein for further details on cybersecurity and information technology risks that could adversely affect our business, results of operation and financial conditions.

ITEM 2.    PROPERTIES
Our facilities are comprised of an integrated network of manufacturing and engineering centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 5.0 million square feet of active capacity. This includes approximately 2.0 million square feet in AMER, approximately 2.5 million square feet in APAC and approximately 0.5 million square feet in EMEA. Our active facilities as of September 28, 2024 are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico (1)	Manufacturing/Engineering	741,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	41,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,530,000	Owned
Bangkok, Thailand	Manufacturing	389,000	Owned
Haining, China (1)	Manufacturing	264,000	Leased
Xiamen, China (1)	Manufacturing	253,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Oradea, Romania	Manufacturing	108,000	Leased
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
Our common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Standard & Poor's MidCap 400 Index ("S&P 400") and the Nasdaq Stock Market Index for Electronic Components Companies ("Nasdaq-Electronic Components"). The values on the graph show the relative performance of an investment of $100 made on September 28, 2019 in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

Plexus
Nasdaq-Electronic Components
S&P 400
DOLLARS
240
220
200
180
160
140
120
100
80
60
2019
2020
2021
2022
2023
2024

Comparison of Cumulative Total Return

	2019	2020	2021	2022	2023	2024
Plexus	$100	$113	$146	$140	$149	$218
Nasdaq-Electronic Components	100	107	145	121	148	200
S&P 400	100	99	140	115	130	162
Shareholders of Record
As of November 11, 2024, we had 325 shareholders of record.
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

Issuer Purchases of Equity Securities

The following table provides the specified information about the repurchases of shares by us during the three months ended September 28, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
June 30, 2024 to July 27, 2024	60,094	$107.54	60,094	$13,058,922
July 28, 2024 to August 24, 2024	28,844	121.16	28,844	59,564,264
August 25, 2024 to September 28, 2024	76,795	124.80	76,795	49,980,101
	165,733	$117.91	165,733

(1) On January 16, 2024, the Company announced that its Board of Directors had approved a $50.0 million share repurchase authorization (the "2024 Program") that authorizes the Company to repurchase its common stock.

On August 14, 2024 the Board of Directors approved a share repurchase program (the "2025 Program") that authorizes the Company to repurchase up to $50.0 million of its common stock beginning upon completion of the Company’s 2024 Program. The 2025 Program commenced upon completion of the 2024 Program, and has no expiration.

The table above reflects the maximum dollar amount remaining available for purchase under the 2025 Program as of September 28, 2024.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") help create the products that build a better world. Driven by a passion for excellence, we partner with our customers to design, manufacture and service highly complex products in demanding regulatory environments. Our innovative solutions across the lifecycle of a product converge where advanced technology and human impact intersect. We provide these solutions to market-leading as well as disruptive global companies in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial market sectors supported by a global team of over 20,000 members across our 26 facilities in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
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

A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is incorporated herein by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 17, 2023, and is available on the SEC’s website at www.sec.gov as well as our Investor Relations website at www.plexus.com.
Market Pressures Update
We have experienced market-driven inventory corrections and incrementally weaker demand from our customers in our Healthcare/Lifesciences and Industrial market sectors. While we are starting to see improvements, if market softness continues for extended periods, this would impact our operating results in future periods.

We believe our balance sheet is positioned to support the potential future challenges presented by the macroeconomic pressures we are facing. As of September 28, 2024, cash and cash equivalents and restricted cash were $347 million, while debt, finance lease and other financing obligations were $247 million. Borrowings under our credit facility as of September 28, 2024 were $50 million, leaving $450 million of our revolving commitment of $500 million available for use as of September 28, 2024 as well as the ability to expand our revolving commitment to $750 million upon mutual agreement with our banks. Interest expense could increase above current levels due to increased borrowing under our credit facility associated with working capital investments along with the impact of rising interest rates. Refer to Note 4, "Debt, Finance Lease and Other Financing Obligations," in Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis of Liquidity and Capital Resources" in Part II, Item 7 for further information.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2024	2023
Net sales	$3,960.8	$4,210.3
Cost of sales	3,582.3	3,815.8
Gross profit	378.5	394.6
Gross margin	9.6%	9.4%
Operating income	167.7	195.8
Operating margin	4.2%	4.7%
Other expense	38.2	34.8
Income tax expense	17.7	21.9
Net income	111.8	139.1
Diluted earnings per share	$4.01	$4.95
Return on invested capital*	11.8%	13.4%
Economic return*	3.6%	4.4%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. Fiscal 2024 net sales decreased $249.5 million, or 5.9%, as compared to fiscal 2023.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2024	2023
GE Healthcare Technologies, Inc. ("GEHC")	*	10.3%
Top 10 customers	47.8%	49.6%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2024	2023
Net sales:
AMER	$1,323.4	$1,558.2
APAC	2,213.1	2,358.4
EMEA	541.6	403.0
Elimination of inter-segment sales	(117.3)	(109.3)
Total net sales	$3,960.8	$4,210.3
AMER. Net sales for fiscal 2024 in the AMER segment decreased $234.8 million, or 15.1%, as compared to fiscal 2023. The decrease in net sales was driven by overall net decreased customer end-market demand, inclusive of market-driven inventory corrections at our customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $38.7 million due to disengagements with customers and $35.9 million due to the discontinuation of programs with existing customers. The decrease was partially offset by an increase of $68.8 million due to production ramps of new products for existing customers and $41.4 million due to production ramps for new customers.

APAC. Net sales for fiscal 2024 in the APAC segment decreased $145.3 million, or 6.2%, as compared to fiscal 2023. The decrease in net sales was driven by overall net decreased customer end-market demand, inclusive of market-driven inventory corrections at our customers, as well as reductions in inflated component pricing. The decrease was further driven by a decrease of $32.5 million for end-of-life products and $8.5 million due to a disengagement with a customer. The decrease was partially offset by an increase of $20.0 million due to production ramps of new products for existing customers.
EMEA. Net sales for fiscal 2024 in the EMEA segment increased $138.6 million, or 34.4%, as compared to fiscal 2023. The increase in net sales was driven by an increase of $89.3 million due to production ramps for new customers, $22.6 million due to production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $10.4 million due to the discontinuation of a program with an existing customer and reductions in inflated component pricing.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

	2024	2023
Net sales:
Aerospace/Defense	$698.5	$579.0
Healthcare/Life Sciences	1,554.8	1,874.8
Industrial	1,707.5	1,756.5
Total net sales	$3,960.8	$4,210.3
Aerospace/Defense. Net sales for fiscal 2024 in the Aerospace/Defense sector increased $119.5 million, or 20.6%, as compared to fiscal 2023. The increase was driven by overall net increased customer end-market demand, an increase of $32.9 million in production ramps for new customers and $19.7 million in production ramps of new products for existing customers. The increase was partially offset by a decrease of $20.7 million due to disengagements with customers.
Healthcare/Life Sciences. Net sales for fiscal 2024 in the Healthcare/Life Sciences sector decreased $320.0 million, or 17.1%, as compared to fiscal 2023. The decrease in net sales was driven by overall net decreased customer end-market demand, inclusive of market-driven inventory corrections at our customers, as well as a reduction in inflated component pricing. The decrease was further driven by a decrease of $31.9 million for end-of-life products. The decrease was partially offset by an increase of $87.4 million in production ramps of new products for existing customers and $14.3 million in production ramps for new customers.
Industrial. Net sales for fiscal 2024 in the Industrial sector decreased $49.0 million, or 2.8%, as compared to fiscal 2023. The decrease in net sales was driven by overall net decreased customer end-market demand as well as a reductions in inflated component pricing. The decrease was further driven by a decrease of $45.9 million due to the discontinuation of programs with existing customers and $24.1 million due to disengagements with customers. The decrease was partially offset by an increase of $83.3 million in production ramps for a new customer.
Cost of sales. Cost of sales for fiscal 2024 decreased $233.5 million, or 6.1%, as compared to fiscal 2023. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In both fiscal 2024 and 2023, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% of these costs in both fiscal 2024 and 2023 were related to material and component costs.
As compared to fiscal 2023, the decrease in cost of sales in fiscal 2024 was primarily driven by the decrease in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
Gross profit. Gross profit for fiscal 2024 decreased $16.1 million, or 4.1%, as compared to fiscal 2023. Gross margin of 9.6% increased 20 basis points compared to fiscal 2023. The primary drivers of the decrease in gross profit as compared to fiscal 2023 were a decrease in net sales and an increase in fixed costs to support new customer program ramps, partially offset by a positive shift in customer mix, which drove the increase in gross margin.
Operating income. Operating income for fiscal 2024 decreased $28.1 million, or 14.4%, as compared to fiscal 2023. Operating margin of 4.2% decreased 50 basis points compared to fiscal 2023. The primary drivers of the decrease in operating income and operating margin as compared to fiscal 2023 was the result of the decrease in gross profit and an increase of $14.9 million in S&A, partially offset by a decrease of $2.8 million in restructuring and other charges. The increase in S&A was primarily due to an increase of $9.0 million in stock-based compensation expense primarily due to $5.1 million of accelerated stock-based compensation expense related to executive retirement agreements. The increase in S&A was further driven by a net increase in compensation costs and an increase in information technology and professional service expenses. The restructuring and other charges for fiscal 2024 consisted of employee severance costs associated with a reduction in the Company's workforce as well as closure costs associated with sites in the Company's AMER and EMEA regions, offset by insurance proceeds received in an arbitration decision regarding a contractual matter that took place in the Company's EMEA region in fiscal 2023. The restructuring and other charges for fiscal 2023 consisted of severance from the reduction of the Company's workforce, a lease agreement termination and an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region.
A discussion of operating income by reportable segment for the indicated fiscal years is presented below (in millions):

	2024	2023
Operating income:
AMER	$39.6	$79.7
APAC	289.3	289.6
EMEA	13.4	1.6
Corporate and other costs	(174.6)	(175.1)
Total operating income	$167.7	$195.8
AMER. Operating income decreased $40.1 million in fiscal 2024 as compared to fiscal 2023, primarily as a result of a decrease in net sales and an increase in S&A, partially offset by a positive shift in customer mix and a decrease in fixed costs.
APAC. Operating income decreased $0.3 million in fiscal 2024 as compared to fiscal 2023, primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix.
EMEA. Operating income increased $11.8 million in fiscal 2024 as compared to fiscal 2023 primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by increased fixed costs and an increase in S&A.
Other expense. Other expense for fiscal 2024 increased $3.4 million as compared to fiscal 2023. The increase in other expense for fiscal 2024 was primarily driven by a decrease in other miscellaneous income of $4.9 million as prior year insurance recoveries did not recur and an increase in foreign exchange losses of $1.6 million, partially offset by a decrease in interest expense of $2.7 million due to lower borrowings on our credit facility.
Income taxes. Income tax expense for fiscal 2024 was $17.7 million compared to $21.9 million for fiscal 2023. The decrease is primarily due to a decrease in pre-tax book income and the geographic distribution of worldwide earnings.
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
We have been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions. In fiscal 2024 and 2023, the holiday resulted in tax reductions, net of the impact of the GILTI provisions of the U.S. Tax Cuts and Jobs Act, of approximately $37.3 million ($1.36 per basic share, $1.34 per diluted share) and $25.9 million ($0.94 per basic share, $0.92 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding our tax rate.
The annual effective tax rate for fiscal 2025 is expected to be approximately 14.0% to 16.0%.
Net income. Net income for fiscal 2024 decreased $27.3 million, or 19.6%, from fiscal 2023 to $111.8 million. Net income decreased primarily as a result of the decrease in operating income and the increase in other expense, partially offset by the decrease in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share decreased to $4.01 in fiscal 2024 from $4.95 in fiscal 2023, primarily as a result of decreased net income due to the factors discussed above, partially offset by a reduction in diluted shares outstanding.
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
We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling five-quarter period for the fiscal year. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
We review our internal calculation of WACC annually. Our WACC was 8.2% for fiscal 2024 and 9.0% for fiscal 2023. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. Fiscal 2024 ROIC of 11.8% reflects an economic return of 3.6%, based on our weighted average cost of capital of 8.2%, and fiscal 2023 ROIC of 13.4% reflects an economic return of 4.4%, based on our weighted average cost of capital of 9.0%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal years (dollars in millions):

	2024	2023
Adjusted operating income (tax-effected)	$168.0	$190.5
Average invested capital	1,418.7	1,425.6
After-tax ROIC	11.8%	13.4%
WACC	8.2%	9.0%
Economic return	3.6%	4.4%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $347.5 million as of September 28, 2024, as compared to $256.7 million as of September 30, 2023.
As of September 28, 2024, 88% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
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

2025	$14.2
2026	17.2
Total	$31.4
Cash Flows. The following table provides a summary of cash flows for fiscal 2024 and 2023 (in millions):

	2024	2023
Cash flows provided by operating activities	$436.5	$165.8
Cash flows used in investing activities	(94.9)	(93.3)
Cash flows used in financing activities	(255.6)	(92.7)
Effect of exchange rate changes on cash and cash equivalents	4.8	1.4
Net increase (decrease) in cash and cash equivalents and restricted cash	$90.8	$(18.8)

Operating Activities. Cash flows provided by operating activities were $436.5 million for fiscal 2024, as compared to $165.8 million for fiscal 2023. The increase was primarily due to cash flow improvements (reductions) of:

•$(27.3) million decrease in net income.
•$213.7 million in inventory cash flows driven by a larger decrease in inventory in fiscal 2024 as compared to fiscal 2023 due to inventory reduction efforts.
•$139.9 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$24.8 million in contract assets cash flows driven by lower demand from over time customers.
•$(34.1) million in advanced payments from customers cash flows driven by a larger decrease in advanced payments in fiscal 2024 as compared to fiscal 2023.
•$(36.5) million in accounts receivable cash flows driven by timing of shipments and mix of customer payment terms.
•$(23.6) million in other current and non-current asset cash flows primarily driven by an increase in tax prepayments related to timing of payments and an increase in prepayments to suppliers in fiscal 2024 as compared to a decrease in fiscal 2023.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	September 28, 2024	September 30, 2023
Days in accounts receivable	54	59
Days in contract assets	10	13
Days in inventory	127	154
Days in accounts payable	(59)	(64)
Days in advanced payments	(68)	(75)
Annualized cash cycle	64	87
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
As of September 28, 2024, annualized cash cycle days decreased twenty-three days compared to September 30, 2023 due to the following:
Days in accounts receivable for the three months ended September 28, 2024 decreased five days compared to the three months ended September 30, 2023. The decrease is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended September 28, 2024 decreased three days compared to the three months ended September 30, 2023. The decrease is primarily attributable to a decrease in demand from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended September 28, 2024 decreased twenty-seven days compared to the three months ended September 30, 2023. The decrease is primarily due to inventory reduction efforts.
Days in accounts payable for the three months ended September 28, 2024 decreased five days compared to the three months ended September 30, 2023. The decrease is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended September 28, 2024 decreased seven days compared to the three months ended September 30, 2023. The decrease was primarily attributable to a return of advanced payments to customers in line with lower inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $341.3 million for fiscal 2024 compared to $61.8 million for fiscal 2023, an increase of $279.5 million. The improvement in FCF was primarily due to inventory reduction efforts as well as lower working capital investments in inventory to support our customers.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	2024	2023
Cash flows provided by operating activities	$436.5	$165.8
Payments for property, plant and equipment	(95.2)	(104.0)
Free cash flow	$341.3	$61.8
Investing Activities. Cash flows used in investing activities were $94.9 million for fiscal 2024 compared to $93.3 million for fiscal 2023. The increase in cash used in investing activities was due to $10.8 million from insurance proceeds in fiscal 2023, partially offset by an $8.9 million decrease in capital expenditures.
We utilized available cash and financing cash flows as the sources for funding our operating requirements during fiscal 2024. We currently estimate capital expenditures for fiscal 2025 will be approximately $120.0 million to $150.0 million to support new program ramps and replace older equipment. This estimate also includes $60.0 million related to the footprint expansion on the mainland of Penang, Malaysia.
Financing Activities. Cash flows used in financing activities were $255.6 million for fiscal 2024 compared to $92.7 million for fiscal 2023. The increase was primarily attributable to net repayments on the credit facility in fiscal 2024 of $183.0 million compared to net repayments on the credit facility in 2023 of $30.0 million as well as an increase of $14.7 million in cash used to repurchase our common stock.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2023 Program"). During fiscal 2024 and 2023, we completed the 2023 Program by repurchasing 59,277 and 425,746 shares under this program for $5.7 million and $40.9 million at an average price of $95.59 and $95.96 per share, respectively.
On January 16, 2024, the Company announced a share repurchase program authorized by the Board of Directors under which we were authorized to repurchase up to $50.0 million of our common stock (the "2024 Program"). The 2024 Program commenced upon completion of the 2023 Program. During fiscal 2024, we completed the 2024 Program by repurchasing 477,012 shares under this program for $50.0 million at an average price of $104.82 per share.
On August 14, 2024, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2025 Program"). The 2025 Program commenced upon completion of the 2024 Program, and has no expiration. During fiscal 2024, we purchased 151 shares under this program for less than $0.1 million at an average price of $131.78 per share. As of September 28, 2024, $49.9 million of authority remained under the 2025 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of September 28, 2024, we were in compliance with the covenants under the 2018 NPA.
On June 9, 2022, we refinanced our then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During fiscal 2024, the highest daily borrowing was $376.0 million; the average daily balance was $257.8 million. We borrowed $550.5 million and repaid $733.5 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2024. As of September 28, 2024, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused credit facility based on our leverage ratio; the fee was 0.100% as of September 28, 2024.

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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of September 28, 2024 is $340.0 million. The maximum facility amount under the HSBC RPA as of September 28, 2024 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $854.7 million and $834.5 million of trade accounts receivable under these programs during fiscal 2024 and 2023, respectively, in exchange for cash proceeds of $844.6 million and $824.6 million, respectively. As of September 28, 2024 and September 30, 2023, $220.2 million and $220.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of fiscal 2024, cash and cash equivalents and restricted cash were $347 million, while debt, finance lease and other financing obligations were $247 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 28, 2024 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2025	2026-2027	2028-2029	2030 and thereafter
Debt Obligations (1)	$212.5	$156.2	$4.2	$52.1	$—
Finance Lease Obligations	110.1	9.9	24.5	10.4	65.3
Operating Lease Obligations	53.2	16.1	15.3	8.2	13.6
Purchase Obligations (2)	1,144.1	1,080.7	61.0	1.3	1.1
Repatriation Tax on Undistributed Foreign Earnings (3)	31.3	14.1	17.2	—	—
Other Liabilities on the Balance Sheet (4)	22.6	3.9	3.6	2.0	13.1
Other Liabilities not on the Balance Sheet (5)	10.2	5.1	1.4	0.1	3.6
Total Contractual Cash Obligations	$1,584.0	$1,286.0	$127.2	$74.1	$96.7

1)Debt obligations includes $150.0 million in principal amount of 2018 Notes and $50.0 million of borrowings on the revolving commitment of the Credit Facility, as well as interest.
2)Purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.
3)Repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to U.S. Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.
4)Other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $19.6 million, as of September 28, 2024, related to unrecognized income tax benefits. We cannot make reliable estimates of the future cash flows by period related to these obligations.
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

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 "Description of Business and Significant Accounting Policies" of Notes to Consolidated Financial Statements. During fiscal 2024 there were no material changes to these policies. Our critical accounting estimates are described below:
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2024	2023
Net Sales	11%	8%
Total Costs	17%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of September 28, 2024, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of September 28, 2024, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of September 28, 2024, the borrowing rate under the Credit Facility was SOFR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of September 28, 2024, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 28, 2024

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Plexus Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plexus Corp. and its subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 28, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 1 and 15 to the consolidated financial statements, revenue is recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment, including reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement. For the year ended September 28, 2024, the Company's net sales were $3.96 billion.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts; (ii) confirming a sample of outstanding customer invoice balances as of September 28, 2024, and for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (iii) testing the accuracy and timing of revenue recognized as of period end for a sample of arrangements with customers that meet the conditions for over time revenue recognition by obtaining and inspecting source documents, such as master services agreements, purchase orders, inventory balances as of period end, and estimated profit margin support which includes historical results; and (iv) testing the completeness and accuracy of the data used by management to calculate the revenue recognized over time.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 15, 2024

We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022
(in thousands, except per share data)

	2024	2023	2022
Net sales	$3,960,827	$4,210,305	$3,811,368
Cost of sales	3,582,297	3,815,751	3,464,139
Gross profit	378,530	394,554	347,229
Selling and administrative expenses	190,541	175,640	167,023
Restructuring and other charges, net	20,257	23,094	2,021
Operating income	167,732	195,820	178,185
Other income (expense):
Interest expense	(28,876)	(31,542)	(15,858)
Interest income	3,860	3,138	1,305
Miscellaneous, net	(13,184)	(6,403)	(5,329)
Income before income taxes	129,532	161,013	158,303
Income tax expense	17,717	21,919	20,060
Net income	$111,815	$139,094	$138,243
Earnings per share:
Basic	$4.08	$5.04	$4.96
Diluted	$4.01	$4.95	$4.86
Weighted average shares outstanding:
Basic	27,397	27,582	27,862
Diluted	27,909	28,114	28,439
Comprehensive income:
Net income	$111,815	$139,094	$138,243
Other comprehensive income (loss):
Derivative instrument and other fair value adjustments	15,936	1,197	(5,201)
Foreign currency translation adjustments	19,008	10,501	(27,843)
Other comprehensive income (loss)	34,944	11,698	(33,044)
Total comprehensive income	$146,759	$150,792	$105,199
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 28, 2024 and September 30, 2023
(in thousands, except per share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$345,109	$256,233
Restricted cash	2,353	421
Accounts receivable, net of allowances of $3,189 and $1,914, respectively	622,366	661,542
Contract assets	120,560	142,297
Inventories	1,311,434	1,562,037
Prepaid expenses and other	75,328	49,693
Total current assets	2,477,150	2,672,223
Property, plant and equipment, net	501,112	492,036
Operating lease right-of-use assets	74,360	69,363
Deferred income taxes	73,919	62,590
Other assets	27,280	24,960
Total non-current assets	676,671	648,949
Total assets	$3,153,821	$3,321,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$157,325	$240,205
Accounts payable	606,378	646,610
Advanced payments from customers	709,152	760,351
Accrued salaries and wages	94,448	94,099
Other accrued liabilities	75,991	71,402
Total current liabilities	1,643,294	1,812,667
Long-term debt and finance lease obligations, net of current portion	89,993	190,853
Accrued income taxes payable	17,198	31,382
Long-term operating lease liabilities	32,275	38,552
Deferred income taxes	8,234	4,350
Other liabilities	38,002	28,986
Total non-current liabilities	185,702	294,123
Total liabilities	1,828,996	2,106,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,489 and 54,297 shares issued, respectively, and 27,122 and 27,466 shares outstanding, respectively	545	543
Additional paid-in capital	680,638	661,270
Common stock held in treasury, at cost, 27,367 and 26,831 shares, respectively	(1,190,115)	(1,134,429)
Retained earnings	1,823,143	1,711,328
Accumulated other comprehensive income (loss)	10,614	(24,330)
Total shareholders’ equity	1,324,825	1,214,382
Total liabilities and shareholders’ equity	$3,153,821	$3,321,172
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022
(in thousands)

	2024	2023	2022
Common stock - shares outstanding
Beginning of period	27,466	27,679	28,047
Exercise of stock options and vesting of other share-based awards	192	212	235
Treasury shares purchased	(536)	(425)	(603)
End of period	27,122	27,466	27,679

Total stockholders' equity, beginning of period	$1,214,382	$1,095,731	$1,028,232
Common stock - par value
Beginning of period	543	541	538
Exercise of stock options and vesting of other share-based awards	2	2	3
End of period	545	543	541
Additional paid-in capital
Beginning of period	661,270	652,467	639,778
Share-based compensation expense	30,314	21,300	23,377
Exercise of stock options and vesting of other share-based awards, including tax withholding	(10,946)	(12,497)	(10,688)
End of period	680,638	661,270	652,467
Treasury stock
Beginning of period	(1,134,429)	(1,093,483)	(1,043,091)
Treasury shares purchased	(55,686)	(40,946)	(50,392)
End of period	(1,190,115)	(1,134,429)	(1,093,483)
Retained earnings
Beginning of period	1,711,328	1,572,234	1,433,991
Net income	111,815	139,094	138,243
End of period	1,823,143	1,711,328	1,572,234
Accumulated other comprehensive income (loss)
Beginning of period	(24,330)	(36,028)	(2,984)
Other comprehensive income (loss)	34,944	11,698	(33,044)
End of period	10,614	(24,330)	(36,028)
Total stockholders' equity, end of period	$1,324,825	$1,214,382	$1,095,731

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022
(in thousands)

	2024	2023	2022
Cash flows from operating activities
Net income	$111,815	$139,094	$138,243
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	77,847	69,758	62,689
Share-based compensation expense and related charges	30,314	21,300	23,336
Asset impairment charges	4,736	—	—
Deferred income tax benefit	(7,099)	(22,438)	(10,800)
Other, net	(5,709)	(579)	972
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	44,995	81,542	(230,022)
Contract assets	21,652	(3,169)	(23,445)
Inventories	262,266	48,613	(652,989)
Other current and non-current assets	(14,463)	9,162	(1,212)
Accrued income taxes payable	(18,147)	(5,745)	(713)
Accounts payable	(30,829)	(170,685)	176,037
Advanced payments from customers	(55,865)	(21,775)	479,734
Other current and non-current liabilities	14,989	20,744	11,930
Cash flows provided by (used in) operating activities	436,502	165,822	(26,240)
Cash flows from investing activities
Payments for property, plant and equipment	(95,182)	(104,049)	(101,612)
Proceeds from insurance	—	10,790	—
Other, net	235	(45)	51
Cash flows used in investing activities	(94,947)	(93,304)	(101,561)
Cash flows from financing activities
Borrowings under debt agreements	550,500	748,500	758,000
Payments on debt and finance lease obligations	(739,456)	(787,785)	(556,726)
Debt issuance costs	—	—	(898)
Repurchases of common stock	(55,686)	(40,946)	(50,392)
Proceeds from exercise of stock options	210	8	480
Payments related to tax withholding for share-based compensation	(11,154)	(12,502)	(11,169)
Cash flows (used in) provided by financing activities	(255,586)	(92,725)	139,295
Effect of exchange rate changes on cash and cash equivalents	4,839	1,391	(6,537)
Net increase (decrease) in cash and cash equivalents and restricted cash	90,808	(18,816)	4,957
Cash and cash equivalents and restricted cash:
Beginning of period	256,654	275,470	270,513
End of period	$347,462	$256,654	$275,470
Supplemental disclosure information:
Interest paid	$29,519	$32,785	$15,293
Income taxes paid	$46,223	$43,568	$16,916
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") help create the products that build a better world. Driven by a passion for excellence, we partner with our customers to design, manufacture and service highly complex products in demanding regulatory environments. Our innovative solutions across the lifecycle of a product converge where advanced technology and human impact intersect. We provide these solutions to market-leading as well as disruptive global companies in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial market sectors supported by a global team of over 20,000 members across our 26 facilities in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
Significant Accounting Policies
Consolidation Principles and Basis of Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the accounts of Plexus Corp. and its subsidiaries. All intercompany transactions have been eliminated.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2024, fiscal 2023 and fiscal 2022 each included 52 weeks.
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
Cash and Cash Equivalents and Restricted Cash: Cash equivalents include short-term highly liquid investments and are classified as Level 1 in the fair value hierarchy described below. Cash equivalents of $60.9 million and $33.5 million at September 28, 2024 and September 30, 2023, respectively, consisted primarily of time deposits with initial maturities of less than three months. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that the Company continues servicing and is contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser of the receivables. Restricted cash is also classified as Level 1 in the fair value hierarchy described below.
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

Plexus Corp.
Notes to Consolidated Financial Statements

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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5% of consolidated net sales for each of fiscal 2024, 2023 and 2022.
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
Foreign Currency Translation & Transactions: The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from the translation of the financial statements are recorded as a component of "Accumulated other comprehensive income (loss)." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous, net." Exchange losses on foreign currency transactions were $3.4 million, $1.8 million and $0.7 million for fiscal 2024, 2023 and 2022, respectively. These amounts include the amount of gain recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives: All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive income (loss)" within shareholders' equity until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $16.1 million, $1.1 million and $(5.0) million was recorded in "Accumulated other comprehensive income (loss)" for fiscal 2024, 2023 and 2022, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.
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

Plexus Corp.
Notes to Consolidated Financial Statements

Accumulated other comprehensive income (loss) consists of the following as of September 28, 2024 and September 30, 2023 (in thousands):

	2024	2023
Foreign currency translation adjustments	$(1,594)	$(20,602)
Cumulative derivative instrument fair value adjustments	11,378	(4,699)
Other fair value adjustments	830	971
Accumulated other comprehensive income (loss)	$10,614	$(24,330)
Refer to Note 5, "Derivatives and Fair Value Measurements," for further explanation regarding the change in fair value of derivative instruments that is recorded to "Accumulated other comprehensive income (loss)."
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments: The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives and finance and operating lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and finance and operating lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt excluding finance lease and other financing obligations was $197.8 million and $374.3 million as of September 28, 2024 and September 30, 2023, respectively. The carrying value of the Company's debt was $200.0 million and $383.0 million as of September 28, 2024 and September 30, 2023, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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

Plexus Corp.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements:
In September 2022, the FASB issued ASU 2022-04 Supplier Finance Programs (Subtopic 405-50), which requires enhanced disclosures about supplier finance programs. The Company adopted this guidance during the first quarter of fiscal 2024 with no material impact to the Company's Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280), which requires enhanced disclosures for segment reporting. The guidance is effective for the Company beginning in the fourth quarter of fiscal 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expense (Subtopic 220-40), which requires disaggregated information about certain income statement expense line items. The guidance is effective for the Company beginning in fiscal 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of September 28, 2024 and September 30, 2023 consisted of the following (in thousands):

	2024	2023
Raw materials	$1,184,222	$1,409,638
Work-in-process	49,513	66,340
Finished goods	77,699	86,059
Total inventories	$1,311,434	$1,562,037
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory and included within advanced payments from customers on the accompanying Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023 was $536.2 million and $590.2 million, respectively.

3.    Property, Plant and Equipment
Property, plant and equipment as of September 28, 2024 and September 30, 2023 consisted of the following (in thousands):

	2024	2023
Land, buildings and improvements	$424,453	$406,326
Machinery and equipment	508,051	468,904
Computer hardware and software	178,835	171,003
Capital assets in progress	23,868	28,875
Total property, plant and equipment, gross	1,135,207	1,075,108
Less: accumulated depreciation	(634,095)	(583,072)
Total property, plant and equipment, net	$501,112	$492,036

Plexus Corp.
Notes to Consolidated Financial Statements

Assets held under finance leases and included in property, plant and equipment as of September 28, 2024 and September 30, 2023 consisted of the following (in thousands):

	2024	2023
Buildings and improvements	$37,771	$37,771
Machinery and equipment	2,868	2,008
Computer hardware and software	13,426	15,042
Total property, plant and equipment held under finance leases, gross	54,065	54,821
Less: accumulated amortization	(18,212)	(17,430)
Total property, plant and equipment held under finance leases, net	$35,853	$37,391
As of September 28, 2024, September 30, 2023 and October 1, 2022, accounts payable included approximately $29.7 million, $28.9 million and $25.4 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of September 28, 2024 and September 30, 2023, consisted of the following (in thousands):

	2024	2023
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	50,000	233,000
Finance lease and other financing obligations	48,142	49,233
Unamortized deferred financing fees	(824)	(1,175)
Total obligations	247,318	431,058
Less: current portion	(157,325)	(240,205)
Long-term debt, finance lease and other financing obligations, net of current portion	$89,993	$190,853
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of September 28, 2024, the Company was in compliance with the covenants under the 2018 NPA.
On June 9, 2022, the Company refinanced its then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2024, the highest daily borrowing was $376.0 million; the average daily balance was $257.8 million. The Company borrowed $550.5 million and repaid $733.5 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2024. As of September 28, 2024, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused credit facility based on the Company's leverage ratio; the fee was 0.100% as of September 28, 2024.

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s debt obligations as of September 28, 2024, are as follows (in thousands):

2025	$150,000
2026	—
2027	—
2028	50,000
2029	—
Total	$200,000
The aggregate scheduled maturities of the Company’s finance leases and other financing obligations as of September 28, 2024, are as follows (in thousands):

2025	$7,325
2026	3,377
2027	13,437
2028	2,046
2029	828
Thereafter	21,129
Total	$48,142
The Company's weighted average interest rate on finance lease obligations was 16.7% as of September 28, 2024 and September 30, 2023.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive income (loss)" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $11.3 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $186.5 million as of September 28, 2024, and a notional value of $215.4 million as of September 30, 2023. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $11.3 million asset as of September 28, 2024, and a $5.0 million liability as of September 30, 2023.
The Company had additional forward currency exchange contracts outstanding with a notional value of $144.0 million as of September 28, 2024, and a notional value of $145.5 million as of September 30, 2023. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $2.7 million asset as of September 28, 2024, and a $1.3 million liability as of September 30, 2023.

Plexus Corp.
Notes to Consolidated Financial Statements

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		September 28, 2024	September 30, 2023		September 28, 2024	September 30, 2023
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$16,294	$2,610	Other accrued liabilities	$5,020	$7,590

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		September 28, 2024	September 30, 2023		September 28, 2024	September 30, 2023
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$3,868	$1,337	Other accrued liabilities	$1,125	$2,669

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) ("OCI") (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	September 28, 2024	September 30, 2023	October 1, 2022
Foreign currency forward contracts	$11,879	$2,181	$(7,637)

Derivative Impact on (Loss) Gain Recognized in Consolidated Statements of Comprehensive Income (Loss) (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Classification of (Loss) Gain Reclassified from Accumulated OCI into Income	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income
		September 28, 2024	September 30, 2023	October 1, 2022
Foreign currency forward contracts	Cost of sales	$(4,142)	$1,002	$(2,459)
Foreign currency forward contracts	Selling and administrative expenses	(233)	127	(189)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		September 28, 2024	September 30, 2023	October 1, 2022
Foreign currency forward contracts	Miscellaneous, net	$1,949	$(1,285)	$(1,181)
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

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of the Company’s derivatives as of September 28, 2024 and September 30, 2023, by input level:

Fair Value Measurements Using Input Levels Asset (Liability) (in thousands)
Fiscal year ended September 28, 2024	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$14,017	$—	$14,017

Fiscal year ended September 30, 2023
Derivatives
Foreign currency forward contracts	$—	$(6,312)	$—	$(6,312)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
U.S.	$(114,757)	$(84,557)	$(64,267)
Foreign	244,289	245,570	222,570
	$129,532	$161,013	$158,303
Income tax expense (benefit) for fiscal 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Current:
Federal	$2,849	$24,779	$12,506
State	(26)	302	386
Foreign	21,993	19,276	17,968
	24,816	44,357	30,860
Deferred:
Federal	(9,343)	(21,098)	(9,931)
State	(1,045)	(1,371)	(315)
Foreign	3,289	31	(554)
	(7,099)	(22,438)	(10,800)
	$17,717	$21,919	$20,060

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2024, 2023 and 2022:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
(Decrease) increase resulting from:
Foreign tax rate differences	(30.0)	(23.8)	(23.2)
Withholding tax on dividends	6.2	1.2	2.4
Permanent differences	(1.7)	(1.3)	(0.8)
Excess tax benefits related to share-based compensation	(0.8)	(1.1)	(1.4)
Global intangible low-taxed income ("GILTI")	12.8	13.1	10.4
Audit settlements	(0.2)	—	3.7
Non-deductible compensation	3.9	2.8	2.5
Valuation allowances	2.0	3.5	(1.7)
Tax credits, net	(1.8)	(2.1)	(1.9)
Other, net	2.3	0.3	1.7
Effective income tax rate	13.7%	13.6%	12.7%
The effective tax rate for fiscal 2024 was largely consistent with the effective tax rate for fiscal 2023. During fiscal 2024, the company recognized a benefit of approximately $6.9 million as a result of making a U.S. method change impacting the timing of income recognition for advanced payments. This benefit was largely offset by a $4.0 million withholding tax accrual under the indefinite reinvestment assertion for one of its APAC subsidiaries. The effective tax rate for fiscal 2023 was higher than the effective tax rate for fiscal 2022 primarily due to the GILTI impact of the research and development capitalization requirement and the geographic distribution of worldwide earnings.

During fiscal 2024, the Company recorded a $2.7 million increase to its valuation allowance due to continuing losses in various jurisdictions in all operating segments.
During fiscal 2023, the Company recorded a $5.7 million increase to its valuation allowance due to continuing losses in various jurisdictions in all operating segments.
During fiscal 2022, the Company recorded a $2.8 million decrease to its valuation allowance primarily due to a net decrease of the valuation allowance in the EMEA segment driven by the release of the valuation allowance against the net deferred tax assets of a foreign subsidiary. This is partially offset by continuing losses in certain jurisdictions within the AMER segment.

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of September 28, 2024 and September 30, 2023, were as follows (in thousands):

	2024	2023
Deferred income tax assets:
Loss/credit carryforwards	$32,998	$27,810
Inventories	17,537	24,183
Accrued employee benefits	16,805	14,548
Advanced payments from customers	31,445	25,291
Lease obligations	16,497	17,520
Research and development capitalization	14,521	8,602
Other	6,545	8,556
Total gross deferred income tax assets	136,348	126,510
Less valuation allowances	(35,641)	(31,949)
Deferred income tax assets	100,707	94,561
Deferred income tax liabilities:
Property, plant and equipment	18,206	21,931
Right-of-use assets	8,956	10,539
Tax on unremitted earnings	7,860	3,851
Deferred income tax liabilities	35,022	36,321
Net deferred income tax assets	$65,685	$58,240
During fiscal 2024, the Company’s valuation allowance increased by $3.7 million, including the impact of foreign exchange movement. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the EMEA, AMER, and APAC regions of $2.0 million, $0.4 million and $1.3 million, respectively.
As of September 28, 2024, the Company had approximately $230.9 million of pre-tax state net operating loss carryforwards that expire between fiscal 2025 and 2045. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $73.8 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2027 and 2034 or are indefinitely carried forward. Certain foreign net operating losses have a full valuation allowance against them.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions. During fiscal 2024, 2023 and 2022, the tax holiday resulted in tax reductions, net of the impact of the GILTI provisions of U.S. Tax Reform, of approximately $37.3 million ($1.36 per basic share, $1.34 per diluted share), $25.9 million ($0.94 per basic share, $0.92 per diluted share) and $35.3 million ($1.27 per basic share, $1.24 per diluted share), respectively.
The Company does not provide for taxes that would be payable if certain undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The deferred tax liability that has not been recorded for these earnings was approximately $11.4 million as of September 28, 2024.
The Company has approximately $19.6 million of unrecognized tax benefits as of September 28, 2024. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (non-current) in the amount of $19.2 million and an offset to "Deferred income taxes" (non-current asset) in the amount of $0.4 million as the payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the indicated fiscal years (in thousands):

	2024	2023	2022
Balance at beginning of fiscal year	$13,950	$8,998	$4,635
Gross increases for tax positions of prior years	1,284	3,778	2,421
Gross increases for tax positions of the current year	3,922	2,105	2,531
Gross decreases for tax positions of prior years	(1,385)	(931)	(589)
Balance at end of fiscal year	$17,771	$13,950	$8,998
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $19.2 million and $13.6 million for the fiscal years ended September 28, 2024 and September 30, 2023, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $1.8 million as of September 28, 2024, approximately $1.1 million as of September 30, 2023 and approximately $0.5 million as of October 1, 2022. The Company recognized $0.7 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for fiscal 2024, $0.6 million for fiscal 2023 and less than $0.3 million in fiscal 2022.
Within the next 12 months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $8.6 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2020-2024
Germany	2019-2024
Malaysia	2020-2024
Mexico	2020-2024
Romania	2023-2024
Thailand	2021-2024
United Kingdom	2021-2024
United States
Federal	2015, 2017-2024
State	2004-2006, 2009-2024
7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2024, 2023 and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Net income	$111,815	$139,094	$138,243
Basic weighted average common shares outstanding	27,397	27,582	27,862
Dilutive effect of share-based awards and options outstanding	512	532	577
Diluted weighted average shares outstanding	27,909	28,114	28,439
Earnings per share:
Basic	$4.08	$5.04	$4.96
Diluted	$4.01	$4.95	$4.86
In each year of fiscal 2024, 2023 and 2022, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 60 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) asset and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.
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

The components of lease expense for fiscal years indicated were as follows (in thousands):

	2024	2023	2022
Finance lease expense:
Amortization of right-of-use assets	$5,930	$6,903	$6,478
Interest on lease liabilities	5,340	5,132	4,927
Operating lease expense	10,493	10,783	11,278
Other lease expense	6,807	8,280	6,185
Total	$28,570	$31,098	$28,868
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

Plexus Corp.
Notes to Consolidated Financial Statements

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	2024	2023
ASSETS
Finance lease assets	Property, plant and equipment, net	$35,853	$37,391
Operating lease assets	Operating lease right-of-use assets	74,360	69,363
Total lease assets		$110,213	$106,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,717	$4,034
Operating lease liabilities	Other accrued liabilities	14,697	8,363
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	38,756	39,271
Operating lease liabilities	Long-term operating lease liabilities	32,275	38,552
Total lease liabilities		$90,445	$90,220

Other information related to the Company’s leases was as follows:

	2024	2023
Weighted-average remaining lease term (in years)
Finance leases	9.8	10.6
Operating leases	25.4	16.0
Weighted-average discount rate
Finance leases	16.7%	16.7%
Operating leases	3.7%	3.7%

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$5,035	$4,823	$4,630
Operating cash flows used in operating leases	18,993	10,114	10,278
Finance cash flows used in finance leases	4,342	8,375	6,148
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$15,716	$13,102	$4,710
Finance leases	5,021	4,811	7,851

Plexus Corp.
Notes to Consolidated Financial Statements

Future minimum lease payments required under finance and operating leases as of September 28, 2024, were as follows (in thousands):

	Operating leases	Finance leases
2025	$16,092	$9,882
2026	8,529	7,329
2027	6,777	17,209
2028	4,949	5,430
2029	3,265	4,914
Thereafter	13,623	65,316
Total minimum lease payments	53,235	110,080
Less: imputed interest	(6,263)	(66,607)
Present value of lease liabilities	$46,972	$43,473
As of September 28, 2024, the Company’s future operating leases that have not yet commenced are immaterial.

9.    Benefit Plans
Share-based Compensation Plans: During fiscal 2024, the Company’s shareholders approved the Plexus Corp. 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan is a stock and cash-based incentive plan, and includes provisions by which the Company may grant executive officers, employees and directors stock options, stock appreciation rights ("SARs"), restricted stock (including restricted stock units ("RSUs"), performance stock awards (including performance stock units ("PSUs"), other stock awards and cash incentive awards. Similar awards were offered under its predecessor, the Plexus Corp. 2016 Omnibus Incentive Plan (the "2016 Plan"), which is no longer being used for grants of new awards; however, outstanding awards granted under the 2016 Plan and its predecessors continue until vesting, exercise, forfeiture or expiration.
The maximum number of shares of Plexus common stock that may be issued pursuant to the 2024 Plan is 0.8 million shares. The Compensation and Leadership Development Committee (the "Committee") of the Board of Directors may establish a term and vesting period for awards under the 2024 Plan as well as accelerate the vesting of such awards. RSUs granted to executive officers, other officers and key employees generally vest on the 3 year anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued.
PSUs are payable in shares of the Company's common stock and have a performance period of three years. For PSUs, approximately 50% vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the S&P 400 Index for grants issued. The remaining approximately 50% of PSUs vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, with grants being subject to an individual year minimum and maximum absolute economic return. For PSUs based on TSR, the vesting and payout of awards will range between 0% and 150% of shares granted. For PSUs based on absolute economic return, the vesting and payout of awards will range between 0% and 200% of shares granted. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the S&P 400 Index during the performance period and if a 2.5% average economic return is achieved over the performance period of three years. The Company uses the Monte Carlo valuation model to value performance stock units with market conditions and the share price on the date of the grant for performance stock units that vest based on non-market-based performance conditions. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, primarily in selling and administrative expenses on the Consolidated Statement of Comprehensive Income. The Company recognized $30.3 million, $21.3 million and $23.3 million of compensation expense associated with share-based awards in fiscal 2024, 2023 and 2022, respectively. Included in the $30.3 million of total stock-based compensation expense for the year ended September 28, 2024, was $5.1 million related to modifications of awards from executive retirement agreements. The award modifications were the result of accelerated vesting of previously unvested awards upon their retirements.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 2, 2021	861	$72.38
Granted	328	75.39
Canceled	(35)	76.68
Vested	(356)	58.76
Units outstanding as of October 1, 2022	798	$79.57
Granted	371	91.73
Canceled	(28)	83.97
Vested	(339)	80.85
Units outstanding as of September 30, 2023	802	$84.50
Granted	367	92.29
Canceled	(14)	88.86
Vested	(302)	81.84
Units outstanding as of September 28, 2024	853	$88.72	$116,445
The Company uses the fair value at the date of grant to value RSUs. As of September 28, 2024, there was $24.3 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.4 years.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended September 28, 2024, the 0.1 million PSUs granted in fiscal 2021 vested at a 116% payout based upon the TSR performance achieved during the performance period and 153% payout based upon economic return performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2024, 2023 and 2022.
As of September 28, 2024, at the target achievement level, there was $8.7 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.8 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2024, 2023 and 2022 totaled $9.6 million, $9.8 million and $9.3 million, respectively.
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
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2024, 2023 and 2022, the Company made contributions to the participants’ SERP accounts in the amount of $1.0 million, $0.9 million and $0.8 million, respectively.
As of September 28, 2024 and September 30, 2023, the SERP assets held in the trust totaled $15.4 million and $12.4 million, respectively, and the related liability to the participants totaled approximately $15.4 million and $12.4 million, respectively. As of September 28, 2024 and September 30, 2023, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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
During fiscal 2023, the Company paid a one-time, non-recurring payment of $15.8 million related to an arbitration decision in Norway regarding a contractual matter concluded in May 2023. This payment resulted in a $14.2 million one-time, non-recurring charge, net of insurance recoveries and amounts previously accrued. During fiscal 2024, the Company received $2.3 million of additional insurance proceeds related to this decision. The Company no longer provides services for this customer. Refer to Note 16, "Restructuring and Non-recurring Charges," for information regarding total charges. The Company does not expect further charges relating to this matter.
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

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income. A segment’s operating income includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any, such as the $20.3 million, $23.1 million and $2.0 million of restructuring and other charges in fiscal 2024, 2023 and 2022, respectively. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Plexus Corp.
Notes to Consolidated Financial Statements

Information about the Company’s three reportable segments for fiscal 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Net sales:
AMER	$1,323,428	$1,558,230	$1,310,687
APAC	2,213,111	2,358,390	2,300,640
EMEA	541,610	403,040	316,315
Elimination of inter-segment sales	(117,322)	(109,355)	(116,274)
	$3,960,827	$4,210,305	$3,811,368

Operating income:
AMER	$39,603	$79,678	$44,741
APAC	289,300	289,556	267,253
EMEA	13,416	1,576	8,018
Corporate and other costs	(174,587)	(174,990)	(141,827)
	$167,732	$195,820	$178,185
Other income (expense):
Interest expense	$(28,876)	$(31,542)	$(15,858)
Interest income	3,860	3,138	1,305
Miscellaneous, net	(13,184)	(6,403)	(5,329)
Income before income taxes	$129,532	$161,013	$158,303

	2024	2023	2022
Depreciation:
AMER	$23,544	$23,560	$23,482
APAC	32,270	29,218	23,547
EMEA	11,005	6,281	5,861
Corporate	9,843	9,513	8,613
	$76,662	$68,572	$61,503

Capital expenditures:
AMER	$18,392	$23,880	$20,024
APAC	29,664	45,923	73,758
EMEA	38,820	23,120	2,617
Corporate	8,306	11,126	5,213
	$95,182	$104,049	$101,612

	September 28, 2024	September 30, 2023
Total assets:
AMER	$937,409	$1,124,555
APAC	1,608,377	1,696,795
EMEA	443,514	462,199
Corporate and eliminations	164,521	37,623
	$3,153,821	$3,321,172

Plexus Corp.
Notes to Consolidated Financial Statements

The following information is provided in accordance with the required segment disclosures for fiscal 2024, 2023 and 2022. Net sales were based on the Company’s location providing the product or service (in thousands):

	2024	2023	2022
Net sales:
United States	$817,454	$1,001,697	$869,144
Malaysia	1,756,747	1,886,970	1,846,086
Mexico	505,973	556,532	441,543
Romania	422,756	297,969	217,052
China	384,493	456,443	453,591
United Kingdom	115,688	98,314	91,137
Thailand	71,871	14,978	963
Germany	3,167	6,757	8,126
Elimination of inter-country sales	(117,322)	(109,355)	(116,274)
	$3,960,827	$4,210,305	$3,811,368

	September 28, 2024	September 30, 2023
Long-lived assets:
United States	$96,956	$107,392
Malaysia	173,139	159,182
Mexico	74,158	77,757
Romania	56,877	51,653
Thailand	56,415	58,009
China	40,254	44,068
Poland	13,594	—
United Kingdom	12,689	8,234
Other Foreign	—	2,767
Corporate	51,390	52,337
	$575,472	$561,399
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of September 28, 2024 and September 30, 2023 exclude other long-term assets, deferred income tax assets and intangible assets, which totaled $101.2 million and $87.6 million, respectively.
As a percentage of consolidated net sales, there were no customers representing 10.0% or more of consolidated net sales for fiscal 2024. Net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2023 and 2022 were as follows:

	2023	2022
GE Healthcare Technologies, Inc. ("GEHC")	10.3%	*
General Electric Company ("GE")	*	12.9%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period
During fiscal 2023, GE completed the separation of its healthcare business, GEHC, as a stand-alone company. During fiscal 2023 and 2022, net sales attributable to GEHC and GE, respectively, were reported in all three reportable segments.

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

Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2024, 2023 and 2022 (in thousands):

Limited warranty liability, as of October 2, 2021	$6,645
Accruals for warranties issued during the period	2,786
Settlements (in cash or in kind) during the period	(2,506)
Limited warranty liability, as of October 1, 2022	6,925
Accruals for warranties issued during the period	2,954
Settlements (in cash or in kind) during the period	(4,058)
Limited warranty liability, as of September 30, 2023	5,821
Accruals for warranties issued during the period	3,344
Settlements (in cash or in kind) during the period	(2,413)
Limited warranty liability, as of September 28, 2024	$6,752

13.    Shareholders' Equity
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). During fiscal 2024 and 2023, the Company completed the 2023 Program by repurchasing 59,277 and 425,746 shares under this program for $5.7 million and $40.9 million at an average price of $95.59 and $95.96 per share, respectively.
On January 16, 2024, the Company announced a share repurchase program authorized by the Board of Directors under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2024 Program"). The 2024 Program commenced upon completion of the 2023 Program. During fiscal 2024, the Company completed the 2024 Program by repurchasing 477,012 shares under this program for $50.0 million at an average price of $104.82 per share.

Plexus Corp.
Notes to Consolidated Financial Statements

On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program, and has no expiration. During fiscal 2024, the Company repurchased 151 shares under this program for less than $0.1 million at an average price of $131.78 per share. As of September 28, 2024, $49.9 million of authority remained under the 2025 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during fiscal 2024, 2023 and 2022 were not material.

The Company sold $854.7 million, $834.5 million and $787.5 million of trade accounts receivable under these programs, or their predecessors, during fiscal 2024, 2023 and 2022, respectively, in exchange for cash proceeds of $844.6 million, $824.6 million and $783.1 million, respectively. As of September 28, 2024 and September 30, 2023, $220.2 million and $220.5 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by geographic reportable segment and market sector (in thousands):

	2024
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Aerospace/Defense	$329,602	$271,906	$96,926	$698,434
Healthcare/Life Sciences	674,202	655,284	225,330	1,554,816
Industrial	303,277	1,189,846	214,454	1,707,577
External revenue	1,307,081	2,117,036	536,710	3,960,827
Inter-segment sales	16,347	96,075	4,900	117,322
Segment revenue	$1,323,428	$2,213,111	$541,610	$4,078,149

	2023
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Aerospace/Defense	$281,632	$212,336	$85,038	$579,006
Healthcare/Life Sciences	862,767	809,165	202,842	1,874,774
Industrial	398,120	1,248,016	110,389	1,756,525
External revenue	1,542,519	2,269,517	398,269	4,210,305
Inter-segment sales	15,711	88,873	4,771	109,355
Segment revenue	$1,558,230	$2,358,390	$403,040	$4,319,660

Plexus Corp.
Notes to Consolidated Financial Statements

	2022
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Aerospace/Defense	$255,779	$165,432	$71,668	$492,879
Healthcare/Life Sciences	645,881	744,216	175,674	1,565,771
Industrial	398,743	1,288,577	65,398	1,752,718
External revenue	1,300,403	2,198,225	312,740	3,811,368
Inter-segment sales	10,284	102,415	3,575	116,274
Segment revenue	$1,310,687	$2,300,640	$316,315	$3,927,642
For fiscal 2024 approximately 83% of the Company's revenue was recognized as products and services transferred over time. For fiscal 2023 and 2022 approximately 82% and 84% of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during fiscal 2024 and 2023 (in thousands):

	2024	2023
Contract assets, beginning of period	$142,297	$138,540
Revenue recognized during the period	3,275,226	3,450,570
Amounts collected or invoiced during the period	(3,296,963)	(3,446,813)
Contract assets, end of period	$120,560	$142,297
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on Consolidated Balance Sheets. As of September 28, 2024 and September 30, 2023 the balance of advance payments from customers attributable to deferred revenue was $154.7 million and $158.7 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

16.    Restructuring and Non-recurring Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Consolidated Balance Sheets.

During fiscal 2024, the Company incurred restructuring and other charges of $20.3 million, which consisted of severance from the reduction of the Company's workforce and associated site closure costs in the AMER region and EMEA region.

During fiscal 2023, the Company incurred restructuring and other charge of $8.9 million, which consisted of severance from the reduction of the Company's workforce and a lease agreement termination.

Plexus Corp.
Notes to Consolidated Financial Statements

Additionally during fiscal 2023, the Company incurred a one-time, non-recurring charge of $14.2 million relating to an arbitration decision in Norway regarding a contractual matter. During fiscal 2024, the Company received $2.3 million of insurance proceeds related to this decision. The Company no longer provides services for this customer.

During fiscal 2022, the Company recorded $2.0 million of restructuring and impairment charges primarily due to employee severance costs associated with a facility transition in the Company's APAC segment.

The Company recognized a tax benefit of $2.1 million, $1.9 million and $0.2 million related to restructuring and other charges in fiscal 2024, 2023 and 2022, respectively.

The Company's restructuring accrual activity for fiscal 2024, 2023 and 2022 is included in the table below (in thousands):

	Termination and Severance Costs	Fixed Asset and Operating ROU Asset Impairment	Arbitration Recovery	Total
Accrual balance, as of October 2, 2021	$71	$—	$—	$71
Restructuring and impairment costs	1,766	255	—	2,021
Amounts utilized	(1,725)	(255)	—	(1,980)
Accrual balance, as of October 1, 2022	112	—	—	112
Restructuring and impairment costs	8,865	—	14,229	23,094
Amounts utilized	(8,355)	—	(14,229)	(22,584)
Accrual balance, as of September 30, 2023	622	—	—	622
Restructuring and other charges	14,130	8,377	(2,250)	20,257
Amounts utilized	(13,256)	(7,268)	2,250	(18,274)
Accrual balance, as of September 28, 2024	$1,496	$1,109	$—	$2,605

The accrual balances outstanding as of October 1, 2022 and September 30, 2023 were fully utilized as of September 28, 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 28, 2024, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of September 28, 2024, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective as of September 28, 2024.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 28, 2024, as stated in its report included herein.
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

ITEM 9B.    OTHER INFORMATION
On August 16, 2024, Todd P. Kelsey, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 26,158 shares of the Company's common stock through November 19, 2025.
There were no other directors or Section 16 officers that adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended September 28, 2024.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders ("2025 Proxy Statement"), which will be filed within 120 days of the end of the Company's fiscal year.
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
Plexus also has an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees, and related persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, as amended to date, is filed as Exhibit 19 to this Annual Report on Form 10-K.
Information about our Executive Officers
The following table sets forth our executive officers, their ages as of November 15, 2024, and the positions held by each person:

Name	Age	Position
Todd P. Kelsey	59	President and Chief Executive Officer
Patrick J. Jermain	58	Executive Vice President and Chief Financial Officer
Oliver K. Mihm	52	Executive Vice President and Chief Operating Officer
Angelo M. Ninivaggi	57	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Michael J. Running	49	Regional President – AMER
Victor Tan	60	Regional President – APAC
Frank Zycinski	56	Regional President – EMEA
Todd P. Kelsey joined Plexus in 1994 and has served as Chief Executive Officer since 2016. In 2024, Mr. Kelsey resumed the office of President. He previously served as President from 2016 to 2022. Previously, Mr. Kelsey served as Executive Vice President and Chief Operating Officer since 2013 and as Executive Vice President – Global Customer Services since 2011 and as Senior Vice President prior thereto.
Patrick J. Jermain joined Plexus in 2010 and has served as Chief Financial Officer since 2014; he was named a Senior Vice President in 2015 and Executive Vice President in 2019. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010.

Oliver K. Mihm joined Plexus in 2000 and has served as Executive Vice President and Chief Operating Officer since 2022. Prior thereto, he served as Executive Vice President – Global Supply Chain and Operational Solutions, previously serving as Executive Vice President Supply Chain since 2019. From 2015 to 2019, Mr. Mihm served as Regional President – EMEA. Prior to that, Mr. Mihm was Industrial Market Sector Vice President, led our Global Engineering Solutions and held various leadership roles within our Engineering Solutions organization.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006, was named a Senior Vice President in 2011 and Executive Vice President in 2019. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to 2013.
Michael J. Running joined Plexus in 1997 and has served as Regional President – AMER since 2023. Previously, Mr. Running served as Senior Vice President of Quality and Regulatory and Senior Vice President of Engineering since 2022. He was promoted to Senior Vice President of Global Engineering Solutions in AMER in 2016 and has held various leadership roles within our Engineering Solutions organization.
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

Frank Zycinski joined Plexus in 2012 and has served as Regional President – EMEA since 2023. Previously, Mr. Zycinski served as Vice President of Regional Operations - EMEA from 2014 to 2018 before he departed from Plexus. In 2021 he rejoined as Market Sector Vice President.

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board and Committee Responsibilities – Compensation & Leadership Development Committee," "Director Compensation for Fiscal 2024," "Compensation Discussion & Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2025 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2025 Proxy Statement.
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 28, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	853,452	$—	$870,085
Equity compensation plans not approved by security holders	—	n/a	—
Total	853,452	$—	$870,085
(1) Represents options, stock-settled SARs, PSUs and RSUs granted under the 2024 Omnibus Incentive Plan, the 2016 Omnibus Incentive Plan and the 2008 Long-Term Incentive Plan, all of which were approved by shareholders. No further awards may be made under the 2008 Long-Term Incentive Plan or the 2016 Omnibus Incentive Plan.
(2) The weighted average exercise prices exclude PSUs and RSUs. There are no outstanding options, warrants or rights as of September 28, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2025 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Milwaukee, Wisconsin, Auditor Firm ID: 238. Incorporated herein by reference to the subheading "Ratify Independent Auditors - Fees and Services" in the 2025 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

		Incorporate by Reference Herein
Exhibit No.	Exhibit	Form	Exhibit	Filing Date
3(i)	Restated Articles of Incorporation of Plexus Corp.	10-Q	3.1	5/14/2004

3(ii)	Amended and Restated Bylaws of Plexus Corp., as amended through February 14, 2024	8-K	3.1	2/15/2024

4.1	Description of Common Stock	10-K	4.3	11/19/2021

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
		10-K	10.3(k)	11/20/2020

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate.*	8-K	10.1	8/19/2016

10.5	Retirement and Transition Agreement, dated May 31, 2024, by and between Plexus Corp. and Steven J. Frisch.*	8-K	10.1	6/5/2024

10.6	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey.*	8-K	10.2	8/19/2016

10.7	Form of Change of Control Agreement with executive officers.*	8-K	10.2	5/21/2008

10.8	Summary of Directors' Compensation (1/22).*	10-Q	10.2	2/4/2022

10.9 (a)	Plexus Corp. Executive Deferred Compensation Plan.*	10-K	10.17	12/19/2000

10.9 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company.*	10-K	10.14	12/15/2003

10.10	Plexus Corp. Non-employee Directors Deferred Compensation Plan.*	10-K	10.10	11/19/2012

10.11 (a)	Plexus Corp. 2024 Omnibus Incentive Plan.*	8-K	10.1	2/14/2024

10.11 (b)	Forms of award agreements thereunder*

	(i) Form of Performance Stock Unit Agreement (Economic Return).	10-Q	10.1	8/2/2024

	(ii) Form of Performance Stock Unit Agreement (Total Shareholder Return).	10-Q	10.2	8/2/2024

	(iii) Form of Restricted Stock Unit Agreement.	10-Q	10.3	8/2/2024

	(iv) Form of Restricted Stock Unit Award Agreement for Directors.	10-Q	10.4	8/2/2024

10.12 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan.* (superseded except as to outstanding awards).	10-Q	10.2	5/5/2017

10.12 (b)	Forms of award agreements thereunder*

	(i) Form of Performance Stock Unit Agreement.	10-Q	10.1	2/5/2021

	(ii) Form of Performance Stock Unit Agreement (Economic Return).	10-Q	10.1	2/3/2023

	(iii) Form of Performance Stock Unit Agreement (Total Shareholder Return).	10-Q	10.2	2/3/2023

	(iv) Form of Restricted Stock Unit Award.	10-Q	10.2	8/8/2016

	(v) Form of Restricted Stock Unit Award Agreement for Directors.	10-Q	10.1	2/3/2017

	(vi) Form of Stock Option Agreement.	10-Q	10.1	8/8/2016

	(vii) Form of Stock Appreciation Rights Agreement.	10-Q	10.3	8/8/2016

	(viii) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team.	10-K	10.1(b)(vi)	11/17/2017

10.13 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards).	10-Q	10.3	5/5/2017

10.13 (b)	Forms of award agreements thereunder*

	Form of Restricted Stock Unit Award.	10-Q	10.5(b)	5/8/2008

19**	Insider Trading and Related Policies.

21**	List of Subsidiaries.

23**	Consent of PricewaterhouseCoopers LLP.

24**	Power of Attorney (see signature page).

31.1**	Certification of President and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

**	Filed or furnished herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For fiscal 2024, 2023 and 2022 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2024:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,914	$2,607	$—	$(1,332)	$3,189
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$31,949	$3,728	$—	$(36)	$35,641

Fiscal Year 2023:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,961	$2,197	$—	$(2,244)	$1,914
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$25,562	$6,425	$—	$(38)	$31,949

Fiscal Year 2022:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,188	$2,117	$—	$(1,344)	$1,961
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$30,321	$1,338	$—	$(6,097)	$25,562

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 15, 2024	/s/ Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Randy J. Martinez
Todd P. Kelsey, President and Chief Executive Officer (Principal Executive Officer) and Director	Randy J. Martinez, Director

/s/ Patrick J. Jermain	/s/ Joel Quadracci
Patrick J. Jermain, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Joel Quadracci, Director

/s/ Dean A. Foate	/s/ Karen M. Rapp
Dean A. Foate, Chairman	Karen M. Rapp, Director

/s/ Joann M. Eisenhart	/s/ Paul A. Rooke
Joann M. Eisenhart, Director	Paul A. Rooke, Director

/s/ Rainer Jueckstock	/s/ Michael V. Schrock
Rainer Jueckstock, Director	Michael V. Schrock, Director

/s/ Jennifer Wuamett
Jennifer Wuamett, Director

*Each of the above signatures is affixed as of November 15, 2024.