Form 10-Q
period 2024-12-28
PLEXUS CORP
filed 2025-01-31
CIK 785786

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
For the quarterly period ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 28, 2025, there were 27,040,158 shares of common stock outstanding.

PLEXUS CORP.

December 28, 2024

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales	$976,122	$982,607
Cost of sales	875,430	894,467
Gross profit	100,692	88,140
Selling and administrative expenses	49,149	42,982
Restructuring and other charges	4,683	—
Operating income	46,860	45,158
Other income (expense):
Interest expense	(3,554)	(7,617)
Interest income	1,234	808
Miscellaneous, net	(1,046)	(3,502)
Income before income taxes	43,494	34,847
Income tax expense	6,227	5,632
Net income	$37,267	$29,215
Earnings per share:
Basic	$1.38	$1.06
Diluted	$1.34	$1.04
Weighted average shares outstanding:
Basic	27,087	27,485
Diluted	27,763	28,013
Comprehensive income:
Net income	$37,267	$29,215
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(16,756)	8,397
Foreign currency translation adjustments	(17,360)	12,489
Other comprehensive (loss) income	(34,116)	20,886
Total comprehensive income	$3,151	$50,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	December 28, 2024	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$317,161	$345,109
Restricted cash	688	2,353
Accounts receivable, net of allowances of $3,045 and $3,189, respectively	597,470	622,366
Contract assets	128,086	120,560
Inventories	1,290,179	1,311,434
Prepaid expenses and other	53,739	75,328
Total current assets	2,387,323	2,477,150
Property, plant and equipment, net	505,108	501,112
Operating lease right-of-use assets	78,045	74,360
Deferred income taxes	73,832	73,919
Other assets	27,009	27,280
Total non-current assets	683,994	676,671
Total assets	$3,071,317	$3,153,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$121,977	$157,325
Accounts payable	666,118	606,378
Advanced payments from customers	625,315	709,152
Accrued salaries and wages	78,458	94,448
Other accrued liabilities	73,507	75,991
Total current liabilities	1,565,375	1,643,294
Long-term debt and finance lease obligations, net of current portion	88,728	89,993
Accrued income taxes payable	17,198	17,198
Long-term operating lease liabilities	35,124	32,275
Deferred income taxes	7,233	8,234
Other liabilities	38,590	38,002
Total non-current liabilities	186,873	185,702
Total liabilities	1,752,248	1,828,996
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,514 and 54,489 shares issued, respectively, and 27,062 and 27,122 shares outstanding, respectively	545	545
Additional paid-in capital	684,555	680,638
Common stock held in treasury, at cost, 27,452 and 27,367 shares, respectively	(1,202,939)	(1,190,115)
Retained earnings	1,860,410	1,823,143
Accumulated other comprehensive (loss) income	(23,502)	10,614
Total shareholders’ equity	1,319,069	1,324,825
Total liabilities and shareholders’ equity	$3,071,317	$3,153,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Common stock - shares outstanding
Beginning of period	27,122	27,466
Exercise of stock options and vesting of other share-based awards	25	38
Treasury shares purchased	(85)	—
End of period	27,062	27,504

Total stockholders' equity, beginning of period	$1,324,825	$1,214,382
Common stock - par value
Beginning of period	545	543
Exercise of stock options and vesting of other share-based awards	—	—
End of period	545	543
Additional paid-in capital
Beginning of period	680,638	661,270
Share-based compensation expense	6,990	5,178
Exercise of stock options and vesting of other share-based awards, including tax withholding	(3,073)	(2,906)
End of period	684,555	663,542
Treasury stock
Beginning of period	(1,190,115)	(1,134,429)
Treasury shares purchased	(12,824)	—
End of period	(1,202,939)	(1,134,429)
Retained earnings
Beginning of period	1,823,143	1,711,328
Net income	37,267	29,215
End of period	1,860,410	1,740,543
Accumulated other comprehensive (loss) income
Beginning of period	10,614	(24,330)
Other comprehensive (loss) income	(34,116)	20,886
End of period	(23,502)	(3,444)
Total stockholders' equity, end of period	$1,319,069	$1,266,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash flows from operating activities
Net income	$37,267	$29,215
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,408	19,141
Share-based compensation expense and related charges	6,990	5,178
Other, net	(1,085)	443
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	17,716	9,432
Contract assets	(7,830)	10,732
Inventories	10,923	(5,057)
Other current and non-current assets	5,535	(3,988)
Accrued income taxes payable	1,475	(275)
Accounts payable	62,196	6,024
Advanced payments from customers	(79,688)	(52,721)
Other current and non-current liabilities	(19,270)	(21,153)
Cash flows provided by (used in) operating activities	53,637	(3,029)
Cash flows from investing activities
Payments for property, plant and equipment	(26,528)	(28,656)
Other, net	47	65
Cash flows used in investing activities	(26,481)	(28,591)
Cash flows from financing activities
Borrowings under debt agreements	39,500	133,000
Payments on debt and finance lease obligations	(76,366)	(124,328)
Repurchases of common stock	(12,824)	—
Proceeds from exercise of stock options	—	182
Payments related to tax withholding for share-based compensation	(3,073)	(3,091)
Cash flows (used in) provided by financing activities	(52,763)	5,763
Effect of exchange rate changes on cash and cash equivalents	(4,006)	1,615
Net decrease in cash and cash equivalents and restricted cash	(29,613)	(24,242)
Cash and cash equivalents and restricted cash:
Beginning of period	347,462	256,654
End of period	$317,849	$232,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023
Unaudited

1.    Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of December 28, 2024 and September 28, 2024, the results of operations and shareholders' equity for the three months ended December 28, 2024 and December 30, 2023, and the cash flows for the same three month periods.
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
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K.
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
In the first quarter of fiscal 2025, the Company changed internal management reporting to focus on value-add sales in each region and adjusted the allocation of certain corporate costs among reportable segments. These changes have been implemented and are consistent with what is provided to the Chief Operating Decision Maker ("CODM"). The Company's composition of operating segments and reportable segments did not change. Net sales and operating income for the three reportable segments for the current period and comparative periods presented have been recast to conform to those changes. These changes had no effect on the Company's consolidated net sales, operating income or net income for the current or comparative periods.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280), which requires enhanced disclosures for segment reporting. Early adoption is permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance retrospectively when it becomes effective in the fourth quarter of fiscal 2025.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740), which requires enhanced disclosures for income taxes. Early adoption is permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance prospectively when it becomes effective in the first quarter of fiscal 2026.
In March 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. The SEC stayed its climate disclosure rules to facilitate the orderly judicial resolution of pending legal challenges. The Company is currently evaluating the impacts that the SEC's rule will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expense (Subtopic 220-40), which requires disaggregated information about certain income statement expense line items. The guidance is effective for the Company beginning in fiscal 2028. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of December 28, 2024 and September 28, 2024 consisted of the following (in thousands):

	December 28, 2024	September 28, 2024
Raw materials	$1,143,497	$1,184,222
Work-in-process	56,487	49,513
Finished goods	90,195	77,699
Total inventories	$1,290,179	$1,311,434
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory are included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets. As of December 28, 2024 and September 28, 2024, these customer deposits totaled $457.2 million and $536.2 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of December 28, 2024 and September 28, 2024, consisted of the following (in thousands):

	December 28, 2024	September 28, 2024
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	15,000	50,000
Finance lease and other financing obligations	46,442	48,142
Unamortized deferred financing fees	(737)	(824)
Total obligations	210,705	247,318
Less: current portion	(121,977)	(157,325)
Long-term debt, finance lease and other financing obligations, net of current portion	$88,728	$89,993
As of December 28, 2024, the Company was in compliance with covenants for all debt agreements.
During the three months ended December 28, 2024, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $50.0 million; the average daily borrowings were $40.0 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $161.4 million and $197.8 million as of December 28, 2024 and September 28, 2024, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $165.0 million and $200.0 million as of December 28, 2024 and September 28, 2024, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 1 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive (loss) income" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $5.5 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $242.2 million as of December 28, 2024, and a notional value of $186.5 million as of September 28, 2024. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $5.5 million liability as of December 28, 2024, and a $11.3 million asset as of September 28, 2024.
The Company had additional forward currency exchange contracts outstanding with a notional value of $152.3 million as of December 28, 2024, and a notional value of $144.0 million as of September 28, 2024. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $1.6 million liability as of December 28, 2024, and a $2.7 million asset as of September 28, 2024.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		December 28, 2024	September 28, 2024		December 28, 2024	September 28, 2024
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$103	$16,294	Other accrued liabilities	$5,585	$5,020

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		December 28, 2024	September 28, 2024		December 28, 2024	September 28, 2024
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$869	$3,868	Other accrued liabilities	$2,462	$1,125

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income ("OCI") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives
	December 28, 2024	December 30, 2023
Foreign currency forward contracts	$(14,303)	$5,446

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
		December 28, 2024	December 30, 2023
Foreign currency forward contracts	Cost of sales	$2,303	$(2,789)
Foreign currency forward contracts	Selling and administrative expenses	150	(162)

Derivatives not designated as hedging instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		December 28, 2024	December 30, 2023
Foreign currency forward contracts	Miscellaneous, net	$4	$2,340
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of the Company’s derivatives as of December 28, 2024 and September 28, 2024, by input level:

Fair Value Measurements Using Input Levels (Liability) Asset (in thousands)
Fiscal period ended December 28, 2024	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(7,075)	$—	$(7,075)

Fiscal period ended September 28, 2024
Derivatives
Foreign currency forward contracts	$—	$14,017	$—	$14,017
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three months ended December 28, 2024 was $6.2 million compared to $5.6 million for the three months ended December 30, 2023.
The effective tax rate for the three months ended December 28, 2024 and December 30, 2023 were 14.3% and 16.2% respectively. The effective tax rate for the three months ended December 28, 2024 was lower than the effective tax rate for the three months ended December 30, 2023 primarily due to a change in the geographic distribution of pre-tax book income.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $0.7 million for the three months ended December 28, 2024. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended December 28, 2024 was $0.3 million.
Within the next 12 months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $8.7 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes. The Company is currently under examination by taxing authorities in the U.S. and a foreign jurisdiction.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended December 28, 2024, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended December 28, 2024 and December 30, 2023 (in thousands, except per share amounts):

	Three Months Ended
	December 28, 2024	December 30, 2023
Net income	$37,267	$29,215
Basic weighted average common shares outstanding	27,087	27,485
Dilutive effect of share-based awards and options outstanding	676	528
Diluted weighted average shares outstanding	27,763	28,013
Earnings per share:
Basic	$1.38	$1.06
Diluted	$1.34	$1.04
For the three months ended December 28, 2024 and December 30, 2023, there were no antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three months ended December 28, 2024 and December 30, 2023 indicated were as follows (in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Finance lease expense:
Amortization of right-of-use assets	$1,357	$1,518
Interest on lease liabilities	1,426	1,322
Operating lease expense	2,584	2,618
Other lease expense	908	2,062
Total	$6,275	$7,520
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
The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	December 28, 2024	September 28, 2024
ASSETS
Finance lease assets	Property, plant and equipment, net	$34,856	$35,853
Operating lease assets	Operating lease right-of-use assets	78,045	74,360
Total lease assets		$112,901	$110,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$4,758	$4,717
Operating lease liabilities	Other accrued liabilities	14,875	14,697
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	38,055	38,756
Operating lease liabilities	Long-term operating lease liabilities	35,124	32,275
Total lease liabilities		$92,812	$90,445

8.    Share-Based Compensation
The Company recognized $7.0 million and $5.3 million of compensation expense associated with share-based awards for the three months ended December 28, 2024 and December 30, 2023, respectively.

9.    Litigation
The Company is party to lawsuits in the ordinary course of business. We record provisions in the consolidated financial statements for pending legal matters when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
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

10.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income. A segment’s operating income includes its net sales less cost of sales and selling and administrative expenses but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
In the first quarter of fiscal 2025, the Company changed internal management reporting to focus on value-add sales in each region and adjusted the allocation of certain corporate costs among reportable segments. These changes have been implemented and are consistent with what is provided to the CODM. The Company's composition of operating segments and reportable segments did not change. Net sales and operating income for the three reportable segments for the current period and comparative periods presented have been recast to conform to those changes. These changes had no effect on the Company's consolidated net sales, operating income or net income for the current or comparative periods.

Information about the Company’s three reportable segments for the three months ended December 28, 2024 and December 30, 2023 is as follows (in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales:
AMER	$273,871	$309,753
APAC	607,147	552,841
EMEA	101,238	121,277
Elimination of inter-segment sales	(6,134)	(1,264)
	$976,122	$982,607
Operating income:
AMER	$19,121	$18,950
APAC	87,748	77,132
EMEA	4,504	3,197
Corporate and other costs	(64,513)	(54,121)
	46,860	45,158
Other income (expense):
Interest expense	(3,554)	(7,617)
Interest income	1,234	808
Miscellaneous, net	(1,046)	(3,502)
Income before income taxes	$43,494	$34,847

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

Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended December 28, 2024 and December 30, 2023 (in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Reserve balance, beginning of period	$6,752	$5,821
Accruals for warranties issued during the period	834	946
Settlements (in cash or in kind) during the period	(556)	(277)
Reserve balance, end of period	$7,030	$6,490

12.    Shareholders' Equity
On August 18, 2022, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The program was completed in fiscal 2024. During the three months ended December 30, 2023, the Company repurchased no shares under this program.
On January 16, 2024, the Company announced a share repurchase program authorized by the Board of Directors under which the Company was authorized to repurchase up to $50.0 million of its common stock (the "2024 Program"). The 2024 Program commenced upon completion of the 2023 Program and was completed in fiscal 2024.
On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and has no expiration. During the three months ended December 28, 2024, the Company repurchased 84,823 shares under this program for $12.8 million at an average price of $151.19 per share. As of December 28, 2024, $37.2 million of authority remained under the 2025 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three months ended December 28, 2024 and December 30, 2023 were not material.

The Company sold $151.2 million and $223.6 million of trade accounts receivable under these programs, or their predecessors, during the three months ended December 28, 2024 and December 30, 2023, respectively, in exchange for cash proceeds of $149.7 million and $221.0 million, respectively. As of December 28, 2024 and September 28, 2024, $160.0 million and $220.2 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding.

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

Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by market sector (in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales:
Aerospace/Defense	$159,730	$167,015
Healthcare/Life Sciences	374,089	380,933
Industrial	442,303	434,659
Total net sales	$976,122	$982,607

For the three months ended December 28, 2024 and December 30, 2023, approximately 82% and 84% of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the three months ended December 28, 2024 and December 30, 2023 (in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Contract assets, beginning of period	$120,560	$142,297
Revenue recognized during the period	802,487	824,963
Amounts collected or invoiced during the period	(794,961)	(835,620)
Contract assets, end of period	$128,086	$131,640
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on Condensed Consolidated Balance Sheets. As of December 28, 2024 and September 28, 2024, the balance of advance payments from customers attributable to deferred revenue was $153.8 million and $154.7 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise, deferred revenue will be recognized based on shipping terms.

15.    Restructuring and Non-recurring Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
During the three months ended December 28, 2024, the Company incurred restructuring costs of $4.7 million which primarily consisted of severance costs associated with a reduction of the Company's workforce in the EMEA and AMER regions.

For the three months ended December 30, 2023, the Company did not incur any restructuring and other charges.

The Company's restructuring accrual activity for the three months ended December 28, 2024 is included in the table below (in thousands):

	Termination and Severance Costs	Fixed Asset and Operating ROU Asset Impairment	Total
Accrual balance, as of September 28, 2024	$1,496	$1,109	$2,605
Restructuring and other charges	3,512	1,171	4,683
Amounts utilized	(2,770)	(1,325)	(4,095)
Accrual balance, as of December 28, 2024	$2,238	$955	$3,193

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and regulatory matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, conflict in the Middle East, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2024 Form 10-K.
*    *    *
OVERVIEW
Since 1979, Plexus has helped create the products that build a better world. Driven by a passion for excellence, we partner with our customers to design, manufacture and service highly complex products in demanding regulatory environments. From life-saving medical devices and mission-critical aerospace and defense products to industrial automation systems and semiconductor capital equipment, our innovative solutions across the lifecycle of a product converge where advanced technology and human impact intersect. We provide these solutions to market-leading as well as disruptive global companies in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial sectors, supported by a global team of over 20,000 members across our 26 facilities in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
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
The following information should be read in conjunction with our condensed consolidated financial statements included herein and "Risk Factors" included in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, and our "Safe Harbor" Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales	$976.1	$982.6
Cost of sales	875.4	894.5
Gross profit	100.7	88.1
Gross margin	10.3%	9.0%
Operating income	46.9	45.2
Operating margin	4.8%	4.6%
Other expense	3.4	10.3
Income tax expense	6.2	5.6
Net income	37.3	29.2
Diluted earnings per share	$1.34	$1.04
Return on invested capital*	13.8%	10.3%
Economic return*	4.9%	2.1%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended December 28, 2024, net sales decreased $6.5 million, or 0.7%, as compared to the three months ended December 30, 2023.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
In the first quarter of fiscal 2025, we changed internal management reporting to focus on value-add sales in each region and adjusted the allocation of certain corporate costs among reportable segments. These changes have been implemented and are consistent with what was provided to the Chief Operating Decision Maker ("CODM"). Our composition of operating segments and reportable segments did not change. Net sales and operating income for our three reportable segments for the current period and comparative periods presented have been recast to conform to those changes. These changes had no effect on our consolidated net sales, operating income or net income for the current or comparative periods.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales:
AMER	$273.9	$309.8
APAC	607.1	552.8
EMEA	101.2	121.3
Elimination of inter-segment sales	(6.1)	(1.3)
Total net sales	$976.1	$982.6
AMER. Net sales for the three months ended December 28, 2024 in the AMER segment decreased $35.9 million, or 11.6%, as compared to the three months ended December 30, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand. The decrease was partially offset by an increase of $37.3 million due to production ramps of new products for existing customers.

APAC. Net sales for the three months ended December 28, 2024 in the APAC segment increased $54.3 million, or 9.8%, as compared to the three months ended December 30, 2023. The increase in net sales was driven by an increase of $25.3 million due to production ramps of new products for existing customers and overall net increased customer end-market demand.
EMEA. Net sales for the three months ended December 28, 2024 in the EMEA segment decreased $20.1 million, or 16.6%, as compared to the three months ended December 30, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand.
Our net sales by market sector for the indicated fiscal period were as follows (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales:
Aerospace/Defense	$159.7	$167.1
Healthcare/Life Sciences	374.1	380.9
Industrial	442.3	434.6
Total net sales	$976.1	$982.6
Aerospace/Defense. Net sales for the three months ended December 28, 2024 in the Aerospace/Defense sector decreased $7.4 million, or 4.4%, as compared to the three months ended December 30, 2023. The decrease was driven by overall net decreased customer end-market demand. The decrease was partially offset by an increase of $9.2 million in production ramps of new products for existing customers.
Healthcare/Life Sciences. Net sales for the three months ended December 28, 2024 in the Healthcare/Life Sciences sector decreased $6.8 million, or 1.8%, as compared to the three months ended December 30, 2023. The decrease in net sales was driven by overall net decreased customer end-market demand. The decrease was partially offset by an increase of $27.6 million in production ramps of new products for existing customers.
Industrial. Net sales for the three months ended December 28, 2024 in the Industrial sector increased $7.7 million, or 1.8%, as compared to the three months ended December 30, 2023. The increase in net sales was driven by an increase of $6.7 million in production ramps of new products for existing customers and overall net increased customer end-market demand.
Cost of sales. Cost of sales for the three months ended December 28, 2024 decreased $19.1 million, or 2.1%, as compared to the three months ended December 30, 2023. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For each of the three months ended December 28, 2024 and December 30, 2023, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs were related to material and component costs.
As compared to the three months ended December 30, 2023, the decrease in cost of sales in the three months ended December 28, 2024 was primarily driven by a positive shift in customer mix, the decrease in net sales and a decrease in fixed costs, including benefits from productivity and restructuring activities.
Gross profit. Gross profit for the three months ended December 28, 2024 increased $12.6 million, or 14.3%, as compared to the three months ended December 30, 2023. Gross margin of 10.3% for the three months ended December 28, 2024 increased 130 basis points compared to the three months ended December 30, 2023. The primary driver of the increase in gross profit and gross margin as compared to the three months ended December 30, 2023 was the positive shift in customer mix and a decrease in fixed costs, including benefits from productivity and restructuring activities.
Operating income. Operating income for the three months ended December 28, 2024 increased $1.7 million, or 3.8%, as compared to the three months ended December 30, 2023. Operating margin of 4.8% for the three months ended December 28, 2024 increased 20 basis points compared to the three months ended December 30, 2023. The primary drivers of the increase in operating income and operating margin for the three months ended December 28, 2024 were the result of the increase in gross profit, partially offset by an increase of $6.2 million in selling and administrative expenses ("S&A") and an increase of $4.7 million in restructuring and other charges. The increase in S&A was primarily due to a net increase in compensation costs and an increase in information technology expenses. The restructuring and other charges for the three months ended December 28, 2024 primarily consisted of severance costs associated with a reduction of the Company's workforce in the EMEA and AMER regions.

A discussion of operating income by reportable segment for the indicated fiscal period is presented below (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Operating income:
AMER	$19.1	$19.0
APAC	87.7	77.1
EMEA	4.5	3.2
Corporate and other costs	(64.4)	(54.1)
Total operating income	$46.9	$45.2
AMER. Operating income increased $0.1 million for the three months ended December 28, 2024 as compared to the three months ended December 30, 2023, primarily as a result of a positive shift in customer mix and a decrease in fixed costs, substantially offset by a decrease in net sales.
APAC. Operating income increased $10.6 million for the three months ended December 28, 2024 as compared to the three months ended December 30, 2023, primarily as a result of an increase in net sales, a positive shift in customer mix and a decrease in fixed costs, partially offset by an increase in S&A.
EMEA. Operating income increased $1.3 million for the three months ended December 28, 2024 as compared to the three months ended December 30, 2023, primarily as a result of a positive shift in customer mix and a decrease in fixed costs, partially offset by a decrease in net sales.
Other expense. Other expense for the three months ended December 28, 2024 decreased $6.9 million as compared to the three months ended December 30, 2023. The decrease in other expense for the three months ended December 28, 2024 was primarily driven by a decrease in interest expense of $4.1 million due to lower borrowings on our credit facility, an increase in foreign exchange gains of $1.4 million and a decrease of $1.1 million in factoring fees.
Income taxes. Income tax expense for the three months ended December 28, 2024 was $6.2 million compared to $5.6 million for the three months ended December 30, 2023. The increase is primarily due to an increase in pre-tax book income.

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
The annual effective tax rate for fiscal 2025 is expected to be approximately 14.0% to 16.0% assuming no changes to tax laws.
Net income. Net income for the three months ended December 28, 2024 increased $8.1 million, or 27.7%, for the three months ended December 30, 2023 to $37.3 million. Net income increased primarily as a result of the increase in operating income and the decrease in other expense, partially offset by the increase in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $1.34 for the three months ended December 28, 2024 from $1.04 for the three months ended December 30, 2023, primarily as a result of increased net income due to the factors discussed above.
Return on Invested Capital ("ROIC") and economic return. We use a financial model that is aligned with our business strategy and includes an ROIC goal of 15%, which would exceed our weighted average cost of capital ("WACC") by more than 500 basis points and represent positive economic return. Economic return is the amount our ROIC exceeds our WACC.
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

We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling two-quarter period for the first fiscal quarter. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
We review our internal calculation of WACC annually. Our WACC is 8.9% for fiscal 2025 and 8.2% for fiscal 2024. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the three months ended December 28, 2024, ROIC of 13.8% reflects an economic return of 4.9%, based on our weighted average cost of capital of 8.9%, and for the three months ended December 30, 2023, ROIC of 10.3% reflects an economic return of 2.1%, based on our weighted average cost of capital of 8.2%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Adjusted operating income (tax-effected)	$175.2	$151.7
Average invested capital	1,268.3	1,479.6
After-tax ROIC	13.8%	10.3%
WACC	8.9%	8.2%
Economic return	4.9%	2.1%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $317.8 million as of December 28, 2024, as compared to $347.5 million as of September 28, 2024.
As of December 28, 2024, 77% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months.
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

Remaining 2025	$14.2
2026	17.2
Total	$31.4

Cash Flows. The following table provides a summary of cash flows (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash flows provided by (used in) operating activities	$53.6	$(3.0)
Cash flows used in investing activities	(26.4)	(28.6)
Cash flows (used in) provided by financing activities	(52.8)	5.8
Effect of exchange rate changes on cash and cash equivalents	(4.0)	1.6
Net decrease in cash and cash equivalents and restricted cash	$(29.6)	$(24.2)
Operating Activities. Cash flows provided by operating activities were $53.6 million for the three months ended December 28, 2024, as compared to cash flows used in operating activities of $3.0 million for the three months ended December 30, 2023. The increase was primarily due to cash flow improvements (reductions) of:

•$8.1 million increase in net income.
•$56.2 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$16.0 million in inventory cash flows driven by a decrease in inventory in the three months ended December 28, 2024 compared to an increase in inventory in the three months ended December 30, 2023.
•$9.5 million in other current and non-current asset cash flows primarily driven by a decrease in non-hedge derivative assets in the three months ended December 28, 2024 as compared to an increase in the three months ended December 30, 2023.
•$8.3 million in accounts receivable cash flows driven by timing of shipments and mix of customer payment terms.
•$(27.0) million in advanced payments from customers cash flows driven by a larger decrease in advanced payments in in the three months ended December 28, 2024 as compared to the three months ended December 30, 2023.
•$(18.6) million in contract assets cash flows corresponding to changes in demand from over time customers.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	December 28, 2024	December 30, 2023
Days in accounts receivable	56	61
Days in contract assets	12	12
Days in inventory	134	161
Days in accounts payable	(69)	(66)
Days in advanced payments	(65)	(73)
Annualized cash cycle	68	95
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
As of December 28, 2024, annualized cash cycle days decreased twenty-seven days compared to December 30, 2023 due to the following:
Days in accounts receivable for the three months ended December 28, 2024 decreased five days compared to the three months ended December 30, 2023. The decrease is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended December 28, 2024 remained flat compared to the three months ended December 30, 2023.

Days in inventory for the three months ended December 28, 2024 decreased twenty-seven days compared to the three months ended December 30, 2023. The decrease is primarily due to inventory reduction efforts as well as lower working capital investments to support our customers. These efforts include improved materials management and timely disposition of aged inventory.
Days in accounts payable for the three months ended December 28, 2024 increased three days compared to the three months ended December 30, 2023. The increase is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended December 28, 2024 decreased eight days compared to the three months ended December 30, 2023. The decrease was primarily attributable to a return of advanced payments to customers in line with lower inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $27.1 million for the three months ended December 28, 2024 compared to $(31.7) million for the three months ended December 30, 2023, an increase of $58.8 million. The improvement in FCF was primarily due to improvements in cash flow from operations previously discussed.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash flows provided by (used in) operating activities	$53.6	$(3.0)
Payments for property, plant and equipment	(26.5)	(28.7)
Free cash flow	$27.1	$(31.7)
Investing Activities. Cash flows used in investing activities were $26.4 million for the three months ended December 28, 2024 compared to $28.6 million for the three months ended December 30, 2023. The decrease in cash used in investing activities was due to a $2.2 million decrease in capital expenditures.
We currently estimate capital expenditures for fiscal 2025 will be approximately $120.0 million to $150.0 million to support new program ramps and replace older equipment. This estimate also includes $60.0 million related to the footprint expansion on the mainland of Penang, Malaysia.
Financing Activities. Cash flows used in financing activities were $52.8 million for the three months ended December 28, 2024 compared to cash flows provided by financing activities of $5.8 million for the three months ended December 30, 2023. The increase was primarily attributable to net repayments on the credit facility for the three months ended December 28, 2024 of $35.0 million compared to net borrowings on the credit facility for the three months ended December 30, 2023 of $10.0 million as well as an increase of $12.8 million in cash used to repurchase our common stock.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of its common stock (the "2023 Program"). The program was completed in fiscal 2024. During the three months ended December 30, 2023, we repurchased no shares under this program.
On January 16, 2024, we announced a share repurchase program authorized by the Board of Directors under which we were authorized to repurchase up to $50.0 million of its common stock (the "2024 Program"). The 2024 Program commenced upon completion of the 2023 Program and was completed in fiscal 2024.
On August 14, 2024, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and has no expiration. During the three months ended December 28, 2024, we purchased 84,823 shares under this program for $12.8 million at an average price of $151.19 per share. As of December 28, 2024, $37.2 million of authority remained under the 2025 Program.

All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of December 28, 2024 is $340.0 million. The maximum facility amount under the HSBC RPA as of December 28, 2024 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $151.2 million and $223.6 million of trade accounts receivable under these programs during the three months ended December 28, 2024 and December 30, 2023, respectively, in exchange for cash proceeds of $149.7 million and $221.0 million, respectively. As of December 28, 2024 and September 28, 2024, $160.0 million and $220.2 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the first quarter of fiscal 2025, cash and cash equivalents and restricted cash were $318 million, while debt, finance lease and other financing obligations were $211 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2024 Annual Report on Form 10-K. During the first quarter of fiscal 2025, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Recently Issued Accounting Pronouncements Not Yet Adopted," in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of fiscal 2025, there were no material changes in our exposure to market risk from changes in foreign exchange and interest rates from those disclosed in our 2024 Annual Report on Form 10-K.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Net Sales	10%	10%
Total Costs	16%	18%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of December 28, 2024, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.

Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of December 28, 2024, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of December 28, 2024, the borrowing rate under the Credit Facility was SOFR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of December 28, 2024, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of December 28, 2024, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2025, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5.    OTHER INFORMATION
There were no directors or Section 16 officers that adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended December 28, 2024.

PART II.     OTHER INFORMATION
ITEM 1A.    RISK FACTORS
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 that have had no material changes.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended December 28, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
September 29, 2024-October 26, 2024	30,251	$136.54	30,251	$45,869,668
October 27, 2024-November 23, 2024	28,224	153.95	28,224	41,524,636
November 24, 2024-December 28, 2024	26,348	165.06	26,348	37,175,750
	84,823	$151.19	84,823
(1) On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program, and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2025 Program as of December 28, 2024.

ITEM 6.    EXHIBITS
The list of exhibits is included below.

Exhibit No.	Exhibit
10.1	Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team under the Plexus Corp. 2024 Omnibus Incentive Plan*.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2024, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal first quarter ended December 28, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	January 31, 2025	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	January 31, 2025	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer