Form 10-Q
period 2025-03-29
PLEXUS CORP
filed 2025-05-02
CIK 785786

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
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2025, there were 27,089,961 shares of common stock outstanding.

PLEXUS CORP.

March 29, 2025

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$980,170	$966,900	$1,956,292	$1,949,507
Cost of sales	882,419	878,837	1,757,849	1,773,304
Gross profit	97,751	88,063	198,443	176,203
Selling and administrative expenses	48,960	47,555	98,109	90,537
Restructuring and other charges, net	—	11,038	4,683	11,038
Operating income	48,791	29,470	95,651	74,628
Other income (expense):
Interest expense	(3,137)	(8,293)	(6,691)	(15,910)
Interest income	871	817	2,105	1,625
Miscellaneous, net	(1,502)	(3,027)	(2,548)	(6,529)
Income before income taxes	45,023	18,967	88,517	53,814
Income tax expense	5,950	2,728	12,177	8,360
Net income	$39,073	$16,239	$76,340	$45,454
Earnings per share:
Basic	$1.44	$0.59	$2.82	$1.65
Diluted	$1.41	$0.58	$2.75	$1.62
Weighted average shares outstanding:
Basic	27,109	27,542	27,098	27,513
Diluted	27,662	27,929	27,726	27,982
Comprehensive income:
Net income	$39,073	$16,239	$76,340	$45,454
Other comprehensive income (loss):
Derivative instrument and other fair value adjustments	863	(1,609)	(15,893)	6,788
Foreign currency translation adjustments	8,885	(3,645)	(8,475)	8,844
Other comprehensive income (loss)	9,748	(5,254)	(24,368)	15,632
Total comprehensive income	$48,821	$10,985	$51,972	$61,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 29, 2025	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$310,531	$345,109
Restricted cash	31	2,353
Accounts receivable, net of allowances of $2,288 and $3,189, respectively	609,493	622,366
Contract assets	136,131	120,560
Inventories	1,280,385	1,311,434
Prepaid expenses and other	59,740	75,328
Total current assets	2,396,311	2,477,150
Property, plant and equipment, net	511,865	501,112
Operating lease right-of-use assets	76,217	74,360
Deferred income taxes	73,841	73,919
Other assets	27,506	27,280
Total non-current assets	689,429	676,671
Total assets	$3,085,740	$3,153,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$121,014	$157,325
Accounts payable	680,078	606,378
Advanced payments from customers	611,590	709,152
Accrued salaries and wages	83,650	94,448
Other accrued liabilities	69,499	75,991
Total current liabilities	1,565,831	1,643,294
Long-term debt and finance lease obligations, net of current portion	88,761	89,993
Accrued income taxes payable	—	17,198
Long-term operating lease liabilities	32,720	32,275
Deferred income taxes	7,224	8,234
Other liabilities	39,529	38,002
Total non-current liabilities	168,234	185,702
Total liabilities	1,734,065	1,828,996
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,660 and 54,489 shares issued, respectively, and 27,122 and 27,122 shares outstanding, respectively	547	545
Additional paid-in capital	680,880	680,638
Common stock held in treasury, at cost, 27,538 and 27,367 shares, respectively	(1,215,481)	(1,190,115)
Retained earnings	1,899,483	1,823,143
Accumulated other comprehensive (loss) income	(13,754)	10,614
Total shareholders’ equity	1,351,675	1,324,825
Total liabilities and shareholders’ equity	$3,085,740	$3,153,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Common stock - shares outstanding
Beginning of period	27,062	27,504	27,122	27,466
Exercise of stock options and vesting of other share-based awards	146	152	171	190
Treasury shares purchased	(86)	(186)	(171)	(186)
End of period	27,122	27,470	27,122	27,470

Total stockholders' equity, beginning of period	$1,319,069	$1,266,755	$1,324,825	$1,214,382
Common stock - par value
Beginning of period	545	543	545	543
Exercise of stock options and vesting of other share-based awards	2	2	2	2
End of period	547	545	547	545
Additional paid-in capital
Beginning of period	684,555	663,542	680,638	661,270
Share-based compensation expense	7,781	7,506	14,771	12,685
Exercise of stock options and vesting of other share-based awards, including tax withholding	(11,456)	(7,918)	(14,529)	(10,825)
End of period	680,880	663,130	680,880	663,130
Treasury stock
Beginning of period	(1,202,939)	(1,134,429)	(1,190,115)	(1,134,429)
Treasury shares purchased	(12,542)	(17,568)	(25,366)	(17,568)
End of period	(1,215,481)	(1,151,997)	(1,215,481)	(1,151,997)
Retained earnings
Beginning of period	1,860,410	1,740,543	1,823,143	1,711,328
Net income	39,073	16,239	76,340	45,454
End of period	1,899,483	1,756,782	1,899,483	1,756,782
Accumulated other comprehensive (loss) income
Beginning of period	(23,502)	(3,444)	10,614	(24,330)
Other comprehensive income (loss)	9,748	(5,254)	(24,368)	15,632
End of period	(13,754)	(8,698)	(13,754)	(8,698)
Total stockholders' equity, end of period	$1,351,675	$1,259,762	$1,351,675	$1,259,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net income	$76,340	$45,454
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38,925	38,514
Share-based compensation expense and related charges	14,771	12,685
Other, net	(6,125)	1,289
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	9,100	18,055
Contract assets	(15,624)	11,045
Inventories	25,310	47,850
Other current and non-current assets	(240)	(19,505)
Accrued income taxes payable	(12,390)	(10,249)
Accounts payable	70,624	(4,635)
Advanced payments from customers	(95,297)	(45,567)
Other current and non-current liabilities	(15,064)	(10,169)
Cash flows provided by operating activities	90,330	84,767
Cash flows from investing activities
Payments for property, plant and equipment	(46,726)	(51,516)
Other, net	(28)	336
Cash flows used in investing activities	(46,754)	(51,180)
Cash flows from financing activities
Borrowings under debt agreements	127,000	329,000
Payments on debt and finance lease obligations	(165,202)	(326,240)
Repurchases of common stock	(25,366)	(17,568)
Proceeds from exercise of stock options	—	203
Payments related to tax withholding for share-based compensation	(14,527)	(11,025)
Cash flows used in financing activities	(78,095)	(25,630)
Effect of exchange rate changes on cash and cash equivalents	(2,381)	483
Net (decrease) increase in cash and cash equivalents and restricted cash	(36,900)	8,440
Cash and cash equivalents and restricted cash:
Beginning of period	347,462	256,654
End of period	$310,562	$265,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2025 AND MARCH 30, 2024
(Unaudited)

1.    Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of March 29, 2025 and September 28, 2024, the results of operations and shareholders' equity for the three and six months ended March 29, 2025 and March 30, 2024, and the cash flows for the same six month periods.
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
In March 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. The SEC stayed its climate disclosure rules to facilitate the orderly judicial resolution of pending legal challenges. In March 2025, the SEC ended its legal defense of the final rules and therefore there will be no impact to the Company's financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expense (Subtopic 220-40), which requires disaggregated information about certain income statement expense line items. The guidance is effective for the Company beginning in the fourth quarter of fiscal 2028. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of March 29, 2025 and September 28, 2024 consisted of the following (in thousands):

	March 29, 2025	September 28, 2024
Raw materials	$1,126,686	$1,184,222
Work-in-process	56,558	49,513
Finished goods	97,141	77,699
Total inventories	$1,280,385	$1,311,434
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory are included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets. As of March 29, 2025 and September 28, 2024, these customer deposits totaled $444.4 million and $536.2 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of March 29, 2025 and September 28, 2024, consisted of the following (in thousands):

	March 29, 2025	September 28, 2024
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	15,000	50,000
Finance lease and other financing obligations	45,424	48,142
Unamortized deferred financing fees	(649)	(824)
Total obligations	209,775	247,318
Less: current portion	(121,014)	(157,325)
Long-term debt, finance lease and other financing obligations, net of current portion	$88,761	$89,993
As of March 29, 2025, the Company was in compliance with covenants for all debt agreements.
During the six months ended March 29, 2025, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $52.0 million; the average daily borrowings were $34.8 million. During the six months ended March 30, 2024, the highest daily borrowing was $376.0 million; the average daily balance was $300.3 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $162.9 million and $197.8 million as of March 29, 2025 and September 28, 2024, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $165.0 million and $200.0 million as of March 29, 2025 and September 28, 2024, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 1 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive (loss) income" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $4.6 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $247.4 million as of March 29, 2025, and a notional value of $186.5 million as of September 28, 2024. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $4.6 million liability as of March 29, 2025, and a $11.3 million asset as of September 28, 2024.
The Company had additional forward currency exchange contracts outstanding with a notional value of $132.5 million as of March 29, 2025, and a notional value of $144.0 million as of September 28, 2024. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $0.2 million asset as of March 29, 2025, and a $2.7 million asset as of September 28, 2024.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		March 29, 2025	September 28, 2024		March 29, 2025	September 28, 2024
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$963	$16,294	Other accrued liabilities	$5,582	$5,020

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		March 29, 2025	September 28, 2024		March 29, 2025	September 28, 2024
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$1,280	$3,868	Other accrued liabilities	$1,047	$1,125

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income ("OCI") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	March 29, 2025	March 30, 2024
Foreign currency forward contracts	$1,854	$(2,654)

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
		March 29, 2025	March 30, 2024
Foreign currency forward contracts	Cost of sales	$896	$(991)
Foreign currency forward contracts	Selling and administrative expenses	95	(54)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		March 29, 2025	March 30, 2024
Foreign currency forward contracts	Miscellaneous, net	$736	$(698)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income ("OCI") (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives
	March 29, 2025	March 30, 2024
Foreign currency forward contracts	$(12,449)	$2,785

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
		March 29, 2025	March 30, 2024
Foreign currency forward contracts	Cost of sales	$3,199	$(217)
Foreign currency forward contracts	Selling and administrative expenses	245	(3,786)

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		March 29, 2025	March 30, 2024
Foreign currency forward contracts	Miscellaneous, net	$(3,478)	$1,671
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

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of the Company’s derivatives as of March 29, 2025 and September 28, 2024, by input level:

Fair Value Measurements Using Input Levels (Liability) Asset (in thousands)
Fiscal period ended March 29, 2025	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(4,386)	$—	$(4,386)

Fiscal period ended September 28, 2024
Derivatives
Foreign currency forward contracts	$—	$14,017	$—	$14,017
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and six months ended March 29, 2025 was $6.0 million and $12.2 million compared to $2.7 million and $8.4 million for the three and six months ended March 30, 2024.
The effective tax rates for the three and six months ended March 29, 2025 were 13.2% and 13.8% respectively, compared to the effective tax rate of 14.4% and 15.5% for the three and six months ended March 30, 2024, respectively. The effective tax rate for the three and six months ended March 29, 2025 was lower than the effective tax rate for the three and six months ended March 30, 2024 primarily due to an increase in discrete tax benefits of $1.3 million and $1.5 million, respectively.
The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $1.2 million for the three months ended March 29, 2025. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended March 29, 2025 were $0.3 million and $0.6 million, respectively.
Within the next 12 months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $8.8 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes. The Company is currently under examination by taxing authorities in the U.S. and a foreign jurisdiction.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended March 29, 2025, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended March 29, 2025 and March 30, 2024 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$39,073	$16,239	$76,340	$45,454
Basic weighted average common shares outstanding	27,109	27,542	27,098	27,513
Dilutive effect of share-based awards and options outstanding	553	387	628	469
Diluted weighted average shares outstanding	27,662	27,929	27,726	27,982
Earnings per share:
Basic	$1.44	$0.59	$2.82	$1.65
Diluted	$1.41	$0.58	$2.75	$1.62
For the three and six months ended March 29, 2025 and March 30, 2024, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and six months ended March 29, 2025 and March 30, 2024 indicated were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Finance lease expense:
Amortization of right-of-use assets	$1,374	$1,506	$2,731	$3,024
Interest on lease liabilities	1,275	1,375	2,701	2,697
Operating lease expense	2,610	2,652	5,194	5,270
Other lease expense	1,520	1,165	2,428	3,227
Total	$6,779	$6,698	$13,054	$14,218
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

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	March 29, 2025	September 28, 2024
ASSETS
Finance lease assets	Property, plant and equipment, net	$33,846	$35,853
Operating lease assets	Operating lease right-of-use assets	76,217	74,360
Total lease assets		$110,063	$110,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$3,901	$4,717
Operating lease liabilities	Other accrued liabilities	9,968	14,697
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	38,001	38,756
Operating lease liabilities	Long-term operating lease liabilities	32,720	32,275
Total lease liabilities		$84,590	$90,445

8.    Share-Based Compensation
The Company recognized $7.1 million and $14.1 million of compensation expense associated with share-based awards for the three and six months ended March 29, 2025, respectively, and $7.1 million and $12.4 million for the three and six months ended March 30, 2024, respectively.

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
Information about the Company’s three reportable segments for the three and six months ended March 29, 2025 and March 30, 2024 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
AMER	$295,195	$296,177	$569,066	$605,930
APAC	587,010	521,658	1,194,157	1,074,499
EMEA	102,612	152,292	203,850	273,569
Elimination of inter-segment sales	(4,647)	(3,227)	(10,781)	(4,491)
	$980,170	$966,900	$1,956,292	$1,949,507
Operating income:
AMER	$23,163	$15,480	$42,284	$34,430
APAC	82,239	72,878	169,987	150,010
EMEA	3,792	9,729	8,296	12,926
Corporate and other costs	(60,403)	(68,617)	(124,916)	(122,738)
	48,791	29,470	95,651	74,628
Other income (expense):
Interest expense	(3,137)	(8,293)	(6,691)	(15,910)
Interest income	871	817	2,105	1,625
Miscellaneous, net	(1,502)	(3,027)	(2,548)	(6,529)
Income before income taxes	$45,023	$18,967	$88,517	$53,814

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended March 29, 2025 and March 30, 2024 (in thousands):

	Six Months Ended
	March 29, 2025	March 30, 2024
Reserve balance, beginning of period	$6,752	$5,821
Accruals for warranties issued during the period	1,550	1,726
Settlements (in cash or in kind) during the period	(574)	(476)
Reserve balance, end of period	$7,728	$7,071

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
On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and has no expiration. During the three months ended March 29, 2025, the Company purchased 86,239 shares under this program for $12.2 million at an average price of $141.18 per share. During the six months ended March 29, 2025, the Company repurchased 171,062 shares under this program for $25.0 million at an average price of $146.14 per share. The three and six months ended March 29, 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million. As of March 29, 2025, $25.0 million of authority remained under the 2025 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and six months ended March 29, 2025 and March 30, 2024 were not material.

The Company sold $171.8 million and $213.8 million of trade accounts receivable under these programs, or their predecessors, during the three months ended March 29, 2025 and March 30, 2024, respectively, in exchange for cash proceeds of $170.1 million and $211.1 million, respectively.
The Company sold $323.0 million and $437.4 million of trade accounts receivable under these programs, or their predecessors, during the six months ended March 29, 2025 and March 30, 2024, respectively, in exchange for cash proceeds of $319.8 million and $432.1 million, respectively.
As of March 29, 2025 and September 28, 2024, $180.4 million and $220.2 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by market sector (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
Aerospace/Defense	$172,516	$170,305	$332,246	$337,320
Healthcare/Life Sciences	410,642	378,411	784,731	759,344
Industrial	397,012	418,184	839,315	852,843
Total net sales	$980,170	$966,900	$1,956,292	$1,949,507
For the three and six months ended March 29, 2025, approximately 86% and 84%, respectively, of the Company's revenue was recognized as products and services transferred over time. For both the three and six months ended March 30, 2024, approximately 83% of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the six months ended March 29, 2025 and March 30, 2024 (in thousands):

	Six Months Ended
	March 29, 2025	March 30, 2024
Contract assets, beginning of period	$120,560	$142,297
Revenue recognized during the period	1,646,863	1,625,857
Amounts collected or invoiced during the period	(1,631,292)	(1,636,980)
Contract assets, end of period	$136,131	$131,174
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on Condensed Consolidated Balance Sheets. As of March 29, 2025 and September 28, 2024, the balance of advance payments from customers attributable to deferred revenue was $154.4 million and $154.7 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise, deferred revenue will be recognized based on shipping terms.

15.    Restructuring and Non-recurring Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
For the three months ended March 29, 2025, the Company did not incur any restructuring and other charges. For the six months ended March 29, 2025, the Company incurred restructuring costs of $4.7 million which primarily consisted of severance costs associated with a reduction of the Company's workforce in the EMEA and AMER regions. The Company recognized a tax benefit of $0.5 million related to these restructuring and other charges.

For the three and six months ended March 30, 2024, the Company incurred restructuring and other charges of $11.0 million, which consisted of severance from the reduction of the Company's workforce as well as closure costs associated with a site in the Company's EMEA region, offset by insurance proceeds received associated with an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region in fiscal 2023. The Company recognized a tax benefit of $1.2 million related to these restructuring and other charges.

The Company's restructuring accrual activity for the three and six months ended March 29, 2025 and March 30, 2024 are included in the table below (in thousands):

	Termination and Severance Costs	Fixed Asset and Operating ROU Asset Impairment	Total
Accrual balance, as of September 28, 2024	$1,496	$1,109	$2,605
Restructuring and other charges	3,512	1,171	4,683
Amounts utilized	(2,770)	(1,325)	(4,095)
Accrual balance, as of December 28, 2024	$2,238	$955	$3,193
Restructuring and other charges	—	—	—
Amounts utilized	(1,716)	(603)	(2,319)
Accrual balance, as of March 29, 2025	$522	$352	$874

	Termination and Severance Costs	Fixed Asset and Operating ROU Asset Impairment	Arbitration Recovery	Total
Accrual balance, as of December 30, 2023	$—	$—	$—	$—
Restructuring and other charges	9,865	3,423	(2,250)	11,038
Amounts utilized	(3,858)	(1,767)	2,250	(3,375)
Accrual balance, as of March 30, 2024	$6,007	$1,656	$—	$7,663

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effect of inflationary pressures on our costs of production, profitability, and on the economic outlook of our markets; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities or the costs associated with the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and regulatory matters in the United States and in the other countries in which we do business; the potential effect of other world or local events or other events outside our control (such as the conflict between Russia and Ukraine, conflict in the Middle East, escalating tensions between China and Taiwan or China and the United States, changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2024 Form 10-K.
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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$980.2	$966.9	$1,956.3	$1,949.5
Cost of sales	882.4	878.8	1,757.8	1,773.3
Gross profit	97.8	88.1	198.4	176.2
Gross margin	10.0%	9.1%	10.1%	9.0%
Operating income	48.8	29.5	95.7	74.6
Operating margin	5.0%	3.0%	4.9%	3.8%
Other expense	3.8	10.5	7.1	20.8
Income tax expense	6.0	2.7	12.2	8.4
Net income	39.1	16.2	76.3	45.5
Diluted earnings per share	$1.41	$0.58	$2.75	$1.62
Return on invested capital*			13.7%	9.9%
Economic return*			4.8%	1.7%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended March 29, 2025, net sales increased $13.3 million, or 1.4%, as compared to the three months ended March 30, 2024. For the six months ended March 29, 2025, net sales increased $6.8 million, or 0.3%, as compared to the six months ended March 30, 2024.
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
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
AMER	$295.2	$296.2	$569.1	$605.9
APAC	587.0	521.7	1,194.2	1,074.5
EMEA	102.6	152.3	203.9	273.6
Elimination of inter-segment sales	(4.6)	(3.3)	(10.9)	(4.5)
Total net sales	$980.2	$966.9	$1,956.3	$1,949.5

AMER. Net sales for the three months ended March 29, 2025 in the AMER segment decreased $1.0 million, or 0.3%, as compared to the three months ended March 30, 2024. The decrease in net sales was driven by a decrease of $7.5 million due to disengagements with customers and overall net decreased customer end-market demand. The decrease was partially offset by an increase of $10.1 million due to production ramps of new products for existing customers.
During the six months ended March 29, 2025, net sales in the AMER segment decreased $36.8 million, or 6.1%, as compared to the six months ended March 30, 2024. The decrease in net sales was driven by overall net decreased customer end-market demand and a decrease of $12.4 million due to disengagements with customers. The decrease was partially offset by an increase of $44.3 million due to production ramps of new products for existing customers.
APAC. Net sales for the three months ended March 29, 2025 in the APAC segment increased $65.3 million, or 12.5%, as compared to the three months ended March 30, 2024. The increase in net sales was driven by overall net increased customer end-market demand and an increase of $21.7 million due to production ramps of new products for existing customers.
During the six months ended March 29, 2025, net sales in the APAC segment increased $119.7 million, or 11.1%, as compared to the six months ended March 30, 2024. The increase in net sales was driven by overall net increased customer end-market demand and an increase of $35.1 million due to production ramps of new products for existing customers.
EMEA. Net sales for the three months ended March 29, 2025 in the EMEA segment decreased $49.7 million, or 32.6%, as compared to the three months ended March 30, 2024. The decrease in net sales was driven by overall net decreased customer end-market demand.
During the six months ended March 29, 2025, net sales in the EMEA segment decreased $69.7 million, or 25.5%, as compared to the six months ended March 30, 2024. The decrease in net sales was driven by overall net decreased customer end-market demand.
Our net sales by market sector for the indicated fiscal period were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
Aerospace/Defense	$172.5	$170.3	$332.2	$337.4
Healthcare/Life Sciences	410.7	378.4	784.8	759.3
Industrial	397.0	418.2	839.3	852.8
Total net sales	$980.2	$966.9	$1,956.3	$1,949.5
Aerospace/Defense. Net sales for the three months ended March 29, 2025 in the Aerospace/Defense sector increased $2.2 million, or 1.3%, as compared to the three months ended March 30, 2024. The increase was driven by an increase of $5.5 million due to production ramps of new products for existing customers. The increase was partially offset by overall net decreased customer end-market demand.
During the six months ended March 29, 2025, net sales in the Aerospace/Defense sector decreased $5.2 million, or 1.5%, as compared to the six months ended March 30, 2024. The decrease in net sales was driven by a decrease of $5.9 million due to a disengagement with a customer and overall net decreased customer end-market demand. The decrease was partially offset by an increase of $11.2 million due to production ramps of new products for existing customers.
Healthcare/Life Sciences. Net sales for the three months ended March 29, 2025 in the Healthcare/Life Sciences sector increased $32.3 million, or 8.5%, as compared to the three months ended March 30, 2024. The increase in net sales was driven by an increase of $26.3 million in production ramps of new products for existing customers and overall net increased customer end-market demand.
During the six months ended March 29, 2025, net sales in the Healthcare/Life Sciences sector increased $25.5 million, or 3.4%, as compared to the six months ended March 30, 2024. The increase in net sales was driven by an increase of $51.1 million in production ramps of new products for existing customers. The increase was partially offset by overall net decreased customer end-market demand.
Industrial. Net sales for the three months ended March 29, 2025 in the Industrial sector decreased $21.2 million, or 5.1%, as compared to the three months ended March 30, 2024. The decrease in net sales was driven by overall net decreased customer end-market demand and a decrease of $8.0 million due to disengagements with customers.

During the six months ended March 29, 2025, net sales in the Industrial sector decreased $13.5 million, or 1.6%, as compared to the six months ended March 30, 2024. The decrease in net sales was driven by a decrease of $10.8 million due to disengagements with customers and overall net decreased customer end-market demand. The decrease was partially offset by an increase of $6.8 million in production ramps of new products for existing customers.
Cost of sales. Cost of sales for the three months ended March 29, 2025 increased $3.6 million, or 0.4%, as compared to the three months ended March 30, 2024, while cost of sales for the six months ended March 29, 2025 decreased $15.5 million, or 0.9% as compared to the six months ended March 30, 2024. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both the three and six months ended March 29, 2025 and March 30, 2024, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% of these costs were related to material and component costs.
As compared to the three months ended March 30, 2024, the increase in cost of sales in the three months ended March 29, 2025 was primarily driven by an increase in net sales, partially offset by a positive shift in customer mix and a decrease in fixed costs resulting from progress on operational efficiency initiatives. As compared to the six months ended March 30, 2024, the decrease in cost of sales for the six months ended March 29, 2025 was primarily driven by a positive shift in customer mix and a decrease in fixed costs resulting from progress on operational efficiency initiatives, partially offset by an increase in net sales.
Gross profit. Gross profit for the three months ended March 29, 2025 increased $9.7 million, or 11.0%, as compared to the three months ended March 30, 2024. Gross margin of 10.0% for the three months ended March 29, 2025 increased 90 basis points compared to the three months ended March 30, 2024. The primary drivers of the increase in gross profit and gross margin as compared to the three months ended March 30, 2024 were an increase in net sales, a positive shift in customer mix and a decrease in fixed costs resulting from progress on operational efficiency initiatives.
Gross profit for the six months ended March 29, 2025 increased $22.2 million, or 12.6%, as compared to the six months ended March 30, 2024. Gross margin of 10.1% for the six months ended March 29, 2025 increased 110 basis points compared to the six months ended March 30, 2024. The primary drivers of the increase in gross profit and gross margin as compared to the six months ended March 30, 2024 were a positive shift in customer mix, a decrease in fixed costs resulting from progress on operational efficiency initiatives and an increase in net sales.
Operating income. Operating income for the three months ended March 29, 2025 increased $19.3 million, or 65.4%, as compared to the three months ended March 30, 2024. Operating margin of 5.0% for the three months ended March 29, 2025 increased 200 basis points compared to the three months ended March 30, 2024. The primary drivers of the increase in operating income and operating margin for the three months ended March 29, 2025 were the result of a decrease of $11.0 million in restructuring and other charges as well as the increase in gross profit and gross margin. The restructuring and other charges for the three months ended March 30, 2024 consisted of severance from the reduction of the Company's workforce as well as closure costs associated with a site in the Company's EMEA region, offset by insurance proceeds received associated with an arbitration decision regarding a contractual matter that occurred in the Company's EMEA region in fiscal 2023.
Operating income for the six months ended March 29, 2025 increased $21.1 million, or 28.3%, as compared to the six months ended March 30, 2024. Operating margin of 4.9% for the six months ended March 29, 2025 increased 110 basis points compared to the six months ended March 30, 2024. The primary drivers of the increase in operating income and operating margin for the six months ended March 29, 2025 were the increase in gross profit and gross margin as well as a decrease of $6.4 million in restructuring and other charges. The restructuring and other charges for the six months ended March 29, 2025 primarily consisted of severance costs associated with a reduction of the Company's workforce in the EMEA and AMER regions. The restructuring and other charges for the six months ended March 30, 2024 consisted of activity in the EMEA region as previously discussed. The increase in operating income was partially offset by an increase of $7.6 million in selling & administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs.

A discussion of operating income by reportable segment for the indicated fiscal period is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating income:
AMER	$23.2	$15.5	$42.3	$34.4
APAC	82.2	72.9	170.0	150.0
EMEA	3.8	9.7	8.3	12.9
Corporate and other costs	(60.4)	(68.6)	(124.9)	(122.7)
Total operating income	$48.8	$29.5	$95.7	$74.6
AMER. Operating income increased $7.7 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024, primarily as a result of a decrease in fixed costs resulting from progress on operational efficiency initiatives and a positive shift in customer mix.
During the six months ended March 29, 2025, operating income in the AMER segment increased $7.9 million as compared to the six months ended March 30, 2024, primarily as a result of a decrease in fixed costs resulting from progress on operational efficiency initiatives and a positive shift in customer mix, partially offset by a decrease in net sales.
APAC. Operating income increased $9.3 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024, primarily as a result of an increase in net sales, partially offset by an increase in fixed costs.
During the six months ended March 29, 2025, operating income in the APAC segment increased $20.0 million as compared to the six months ended March 30, 2024, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by an increase in S&A and an increase in fixed costs.
EMEA. Operating income decreased $5.9 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024, primarily as a result of a decrease in net sales, partially offset by a decrease in fixed costs and a positive shift in customer mix.
During the six months ended March 29, 2025, operating income in the EMEA segment decreased $4.6 million as compared to the six months ended March 30, 2024, primarily as a result of a decrease in net sales, partially offset by a positive shift in customer mix and a decrease in fixed costs.
Other expense. Other expense for the three months ended March 29, 2025 decreased $6.7 million as compared to the three months ended March 30, 2024. The decrease in other expense for the three months ended March 29, 2025 was primarily driven by a decrease in interest expense of $5.2 million due to lower borrowings on our credit facility, a decrease of $0.9 million in factoring fees and a decrease in foreign exchange losses of $0.6 million.
Other expense for the six months ended March 29, 2025 decreased $13.7 million as compared to the six months ended March 30, 2024. The decrease in other expense for the six months ended March 29, 2025 was primarily driven by a decrease in interest expense of $9.2 million due to lower borrowings on our credit facility, a decrease of $2.1 million in factoring fees and an increase in foreign exchange gains of $2.0 million.
Income taxes. Income tax expense for the three and six months ended March 29, 2025 was $6.0 million and $12.2 million, respectively, compared to $2.7 million and $8.4 million for the three and six months ended March 30, 2024. The increase is primarily due to an increase in pre-tax book income.

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
The annual effective tax rate for fiscal 2025 is expected to be approximately 13.0% to 15.0% assuming no changes to tax laws.

Net income. Net income for the three months ended March 29, 2025 increased $22.9 million, or 141.4%, for the three months ended March 30, 2024 to $39.1 million. Net income increased primarily as a result of the increase in operating income and the decrease in other expense, partially offset by the increase in tax expense as previously discussed.
Net income for the six months ended March 29, 2025 increased $30.8 million, or 67.7%, from the six months ended March 30, 2024 to $76.3 million. Net income increased primarily as a result of the increase in operating income and the decrease in other expense, partially offset by the increase in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $1.41 for the three months ended March 29, 2025 from $0.58 for the three months ended March 30, 2024, primarily as a result of increased net income due to the factors discussed above.
Diluted earnings per share increased to $2.75 for the six months ended March 29, 2025 from $1.62 for the six months ended March 30, 2024 primarily as a result of increased net income due to the factors discussed above.
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
We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling three-quarter period for the second fiscal quarter. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
We review our internal calculation of WACC annually. Our WACC is 8.9% for fiscal 2025 and 8.2% for fiscal 2024. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the six months ended March 29, 2025, ROIC of 13.7% reflects an economic return of 4.8%, based on our WACC of 8.9%, and for the six months ended March 30, 2024, ROIC of 9.9% reflects an economic return of 1.7%, based on our WACC of 8.2%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this Quarterly Report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Six Months Ended
	March 29, 2025	March 30, 2024
Adjusted operating income (tax-effected)	$174.6	$145.6
Average invested capital	1,276.7	1,478.1
After-tax ROIC	13.7%	9.9%
WACC	8.9%	8.2%
Economic return	4.8%	1.7%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $310.6 million as of March 29, 2025, as compared to $347.5 million as of September 28, 2024.
As of March 29, 2025, 77% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months.
Our future cash flows from operating activities will be reduced by $17.2 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment and will end in fiscal 2026 with the final payment.

Cash Flows. The following table provides a summary of cash flows (in millions):

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash flows provided by operating activities	$90.3	$84.8
Cash flows used in investing activities	(46.7)	(51.3)
Cash flows used in financing activities	(78.1)	(25.6)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	0.5
Net (decrease) increase in cash and cash equivalents and restricted cash	$(36.9)	$8.4
Operating Activities. Cash flows provided by operating activities were $90.3 million for the six months ended March 29, 2025, as compared to cash flows provided by operating activities of $84.8 million for the six months ended March 30, 2024. The increase was primarily due to cash flow improvements (reductions) of:

•$30.9 million increase in net income.
•$75.3 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$19.3 million in other current and non-current asset cash flows primarily driven by a decrease in non-hedge derivative assets in the six months ended March 29, 2025 as compared to an increase in the six months ended March 30, 2024.
•$(49.7) million in advanced payments from customers cash flows driven by a larger decrease in advanced payments in in the six months ended March 29, 2025 as compared to the six months ended March 30, 2024.
•$(26.7) million in contract assets cash flows corresponding to changes in demand from over time customers.
•$(22.5) million in inventory cash flows driven by a smaller decrease in inventory in the six months ended March 29, 2025 compared to the six months ended March 30, 2024.
•$(9.0) million in accounts receivable cash flows driven by timing of shipments and mix of customer payment terms.
•$(7.4) million in other, net cash flows driven by higher payments for operating leases in the six months ended March 29, 2025 compared to the six months ended March 30, 2024.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	March 29, 2025	March 30, 2024
Days in accounts receivable	57	61
Days in contract assets	12	12
Days in inventory	132	158
Days in accounts payable	(70)	(65)
Days in advanced payments	(63)	(75)
Annualized cash cycle	68	91
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
As of March 29, 2025, annualized cash cycle days decreased twenty-three days compared to March 30, 2024 due to the following:
Days in accounts receivable for the three months ended March 29, 2025 decreased four days compared to the three months ended March 30, 2024. The decrease is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended March 29, 2025 remained flat compared to the three months ended March 30, 2024.
Days in inventory for the three months ended March 29, 2025 decreased twenty-six days compared to the three months ended March 30, 2024. The decrease is primarily due to inventory reduction efforts as well as lower working capital investments to support our customers. These efforts include improved materials management and timely disposition of aged inventory.
Days in accounts payable for the three months ended March 29, 2025 increased five days compared to the three months ended March 30, 2024. The increase is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended March 29, 2025 decreased twelve days compared to the three months ended March 30, 2024. The decrease was primarily attributable to a return of advanced payments to customers in line with lower inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $43.6 million for the six months ended March 29, 2025 compared to $33.3 million for the six months ended March 30, 2024, an increase of $10.3 million. The improvement in FCF was due to improvements in cash flow from operations previously discussed and a decrease in payments for property, plant and equipment.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash flows provided by operating activities	$90.3	$84.8
Payments for property, plant and equipment	(46.7)	(51.5)
Free cash flow	$43.6	$33.3

Investing Activities. Cash flows used in investing activities were $46.7 million for the six months ended March 29, 2025 compared to $51.3 million for the six months ended March 30, 2024. The decrease in cash used in investing activities was due to a $4.8 million decrease in capital expenditures.
We currently estimate capital expenditures for fiscal 2025 will be approximately $110.0 million to $130.0 million to support new program ramps and replace older equipment. This estimate also includes $60.0 million related to the footprint expansion on the mainland of Penang, Malaysia.
Financing Activities. Cash flows used in financing activities were $78.1 million for the six months ended March 29, 2025 compared to $25.6 million for the six months ended March 30, 2024. The increase was primarily attributable to net repayments on the credit facility for the six months ended March 29, 2025 of $35.0 million compared to net borrowings on the credit facility for the six months ended March 30, 2024 of $6.0 million as well as an increase of $7.8 million in cash used to repurchase our common stock.
On August 18, 2022, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2023 Program"). The 2023 program was completed in February 2024. During the three and six months ended March 30, 2024, we repurchased 59,277 shares under this program for $5.7 million at an average price of $95.59 per share.
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
On August 14, 2024, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and has no expiration. During the three months ended March 29, 2025, we purchased 86,239 shares under this program for $12.2 million at an average price of $141.18 per share. During the six months ended March 29, 2025, we repurchased 171,062 shares under this program for $25.0 million at an average price of $146.14 per share. The three and six months ended March 29, 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million. As of March 29, 2025, $25.0 million of authority remained under the 2025 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of March 29, 2025 is $340.0 million. The maximum facility amount under the HSBC RPA as of March 29, 2025 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $171.8 million and $213.8 million of trade accounts receivable under these programs during the three months ended March 29, 2025 and March 30, 2024, respectively, in exchange for cash proceeds of $170.1 million and $211.1 million, respectively. We sold $323.0 million and $437.4 million of trade accounts receivable under these programs during the six months ended March 29, 2025 and March 30, 2024, respectively, in exchange for cash proceeds of $319.8 million and $432.1 million, respectively. As of March 29, 2025 and September 28, 2024, $180.4 million and $220.2 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.

Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. Given our available Credit Facility capacity, we anticipate borrowing under this facility to satisfy our obligations when our $100 million Senior Notes mature this June. We will take market conditions into consideration when evaluating whether to refinance these maturing notes in the longer-term. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the second quarter of fiscal 2025, cash and cash equivalents and restricted cash were $311 million, while debt, finance lease and other financing obligations were $210 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2024 Annual Report on Form 10-K. During the second quarter of fiscal 2025, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Recently Issued Accounting Pronouncements Not Yet Adopted," in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the second quarter of fiscal 2025, there were no material changes in our exposure to market risk from changes in foreign exchange and interest rates from those disclosed in our 2024 Annual Report on Form 10-K.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Sales	10%	13%
Total Costs	16%	18%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of March 29, 2025, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.

Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of March 29, 2025, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of March 29, 2025, the borrowing rate under the Credit Facility was SOFR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of March 29, 2025, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of March 29, 2025, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2025, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended March 29, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
December 29, 2024-January 25, 2025	21,511	$161.76	21,511	$33,696,219
January 26, 2025-February 22, 2025	29,065	142.12	29,065	29,565,452
February 23, 2025-March 29, 2025	35,663	128.00	35,663	25,000,685
	86,239	$141.18	86,239
(1) Amounts exclude excise tax on share repurchases of $367,049 incurred during the quarter. On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program, and has no expiration. The table above reflects the maximum dollar amount remaining available for purchase under the 2025 Program as of March 29, 2025.

ITEM 5.    OTHER INFORMATION
There were no directors or Section 16 officers that adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended March 29, 2025.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal second quarter ended March 29, 2025, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	May 2, 2025	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	May 2, 2025	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer