Form 10-K
period 2025-09-27
PLEXUS CORP
filed 2025-11-14
CIK 785786

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
For the fiscal year ended September 27, 2025
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

As of March 29, 2025, 27,121,994 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $127.77 closing price of the registrant's common stock on the last trading day of its fiscal second quarter, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 436,244 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $3.4 billion.
As of November 10, 2025, there were 26,774,415 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 27, 2025

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

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
At Plexus, we help create the products that build a better world. Driven by a passion for excellence, we partner with our customers to design, manufacture and service highly complex products in demanding regulatory environments. From life-saving medical devices and mission-critical aerospace and defense products to industrial automation systems and semiconductor capital equipment, our innovative solutions across the lifecycle of a product converge where advanced technology and human impact intersect. We provide these solutions to market-leading as well as disruptive companies globally in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial market sectors, supported by a global team of over 20,000 members across our 26 facilities in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions.
Our Vision, Mission and Strategy
Our vision is to help create the products that build a better world. Our mission is to be the leader in highly complex products and demanding regulatory environments. Our strategy to fulfill our vision and mission consists of four strategic pillars:
•Market Focus – We engineer innovative solutions for customers in growth markets featuring highly complex products and demanding regulatory environments.
•Superior Execution – We are dedicated partners to our customers, committed to achieving zero defects and perfect delivery through operational excellence.
•Passion Meets Purpose – We are united as a team and guided by our values. We do the right thing to support our team members, customers and communities.
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
Financial Model
Our primary long-term goal is to achieve a 9-12% compounded annual revenue growth rate while earning a return on invested capital ("ROIC") of 15%, which would significantly exceed our weighted average cost of capital ("WACC") and represent positive economic return. Economic return is the amount by which our ROIC exceeds our WACC, and we believe it is a fundamental driver of shareholder value. We review our internal calculation of WACC annually; for fiscal 2025, our WACC was 8.9%.

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
Solutions
With integrated services throughout the product lifecycle, our team strives to create innovative and optimized solutions to deliver products to the market, keep products in the market longer and help manage the product lifecycle sustainably and responsibly.
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
•Supply Chain Solutions – Our supply chain experts engage in all of Plexus’ integrated solutions to identify opportunities for supply chain optimization. We offer services to help manage the full supply chain to minimize cost, mitigate risk and comply with trade regulations to provide a flexible, scalable and resilient solution for our customers.

•New Product Introduction – When introducing a new product, we understand that time to market is critical to our customers. We have a dedicated team focused on decreasing time to market and transitioning products to full volume manufacturing, through a full suite of integrated new product introduction services, such as design for excellence, product lifecycle assessment, specialized design of test solutions and rapid prototyping.
•Manufacturing – Our approach to manufacturing focuses on innovation, continuous improvement and operational excellence. With a global footprint and scalable operations, we aim to tailor our manufacturing environment to meet each customer's needs worldwide. Our capabilities and our commitment to superior execution position us to support the complex technology and regulatory needs of the industries we serve, providing customers with dependable and flexible manufacturing solutions. We commit to exceptional quality and perfect delivery by standardizing, scaling and continuously improving, ensuring that the products we help create are reliable, safe and trusted in the moments that matter most. Quality Begins with Me is our promise to do the right thing, the first time, every time. We hold ourselves accountable for our customers, our team members and the world.
•Sustaining Services – We are committed to protecting our customers' brand reputation, supporting the success of each product in the market and extending a product's useful life through repair, refurbishment and related services. From influencing a product's design for serviceability, which creates early access for lifecycle extension services and repair, to aftermarket and end-of-life treatment, such as spare parts management, depot repair and part recovery services, we take a proactive and circular approach to service to help keep products in the market.
Through these integrated solutions, we proactively tackle tough challenges throughout the product lifecycle. We provide most of our solutions on a turnkey basis, under which we procure and warehouse all materials required for product assembly. We provide select solutions on a consignment basis, meaning our customers supply the necessary materials, while we provide the labor and other services required for product assembly. Other than certain test equipment, manufacturing equipment and software used for internal operations, we do not design or manufacture our own proprietary products.
Operations
Plexus is a Wisconsin-headquartered corporation operating from 26 active facilities, totaling approximately 5.0 million square feet. Our facilities are strategically located to support the design, manufacturing and service needs of customers' global supply chains in our targeted market sectors.
Customers and Market Sectors Served
We specialize in serving customers in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial market sectors. Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with other technology pioneering start-ups and emerging companies that may or may not maintain manufacturing capabilities. During fiscal 2025, we served approximately 190 customers. No customer accounted for over 10% of our sales in fiscal 2025 or 2024. Many of our large customers contract with us through multiple independent divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2025	2024	2023
Aerospace/Defense	17%	18%	14%
Healthcare/Life Sciences	40%	39%	44%
Industrial	43%	43%	42%
Total net sales	100%	100%	100%

Although our current business development focus is based on our targeted market sectors of Aerospace/Defense, Healthcare/Life Sciences, and Industrial, we evaluate our financial performance and allocate our resources geographically (see Note 11 "Reportable Segments, Geographic Information and Major Customers" in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers an array of solutions for customers in each market sector and, aside from the specific go-to-market teams, generally we do not dedicate operational equipment, personnel or other resources to particular market sectors, nor do we internally track our costs and resources per market sector.

Go-to-Market Strategy
Each market sector has a market sector vice president, as well as market sector senior director roles, who together oversee and provide leadership to business development and customer relationship management teams, supply chain, engineering, manufacturing and sustaining services subject matter experts and market sector specialists. These teams maintain expertise related to each market sector and execute sector strategies aligned to that market’s unique commercial delivery, quality and regulatory requirements.

Our market sector teams help to develop Plexus’ strategy for growth with a particular emphasis on expanding the value-add solutions we offer customers. Our sales and marketing efforts focus on expanding our engagements with existing customers as well as targeting new customers.
Materials and Suppliers
We typically purchase raw materials, including printed circuit boards and electronic components, from a wide variety of manufacturers and their authorized distributors. Under certain circumstances, we will purchase materials from independent distributors, customers or competitors. Many of these raw materials are unique to the designed assembly. By customer agreement, we purchase materials according to customer forecasts and purchase orders and supplier lead-times.

The key electronic raw materials we purchase include: advanced semiconductors, diodes, power management modules, microcontrollers, memory modules, interconnects, inductors, resistors, capacitors, power supplies and cable and wire. Volatile demand (in quantity or mix), material shortages, extended lead-times and subsequent allocations by our suppliers are an inherent risk within the electronics industry. We discuss the causes, implications, and potential implications of volatile demand and material shortages more fully in "Risk Factors" in Part I, Item 1A herein.

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
Sustainability & Social Impact
We are committed to elevating the standards of business conduct through the adoption of sustainable and responsible business practices within our global operations. This commitment is made public through our membership with organizations such as the U.N. Global Compact ("UNGC"), including alignment to the U.N. Sustainable Development Goals and the Responsible Business Alliance ("RBA"). In service to our vision, we continue to evolve our solutions to better service our customers in light of changing market demands. This includes the opportunity we have to help deliver more sustainable and responsible products to the market. We continue to expand our product lifecycle capabilities in response to this heightened focus, as we seek to design more environmentally sustainable products, improve our production practices, assess and deploy product life extension and part recovery strategies, and enable a more sustainable, responsible supply chain for our customers.

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

We are also focused on collaborating and integrating with our local communities and finding opportunities to partner throughout our value chain. Community involvement, volunteering and charitable giving are important to ensure we are investing and promoting positive impacts in the communities in which we operate and where our team members live. Within each community where we have a physical location, we provide donations to local charities that enhance innovation, promote technology-related educational programs (e.g., STEM) and improve the quality of life. Plexus also offers eight hours per year of paid, volunteer time off for team members who want to give back through community engagement events. In addition to local impacts realized through our team member volunteer efforts, the Plexus Community Foundation donated nearly $1.4 million in fiscal 2025, bringing its total giving to $12.4 million since 2004.
Refer to the discussion in "Risk Factors" in Part I, Item 1A herein for further details of environmental physical and transition risks, as well as the legal and regulatory landscape related to environmental matters, including climate change, that could adversely affect our business, results of operations, and financial condition.
Human Capital Management
People are the heart of who we are and what we do. How we engage and empower our team members is critical to how we deliver value and create sustained growth for our shareholders. We realize our success depends on the well-being and inclusive engagement of each individual on our team. As a responsible employer, we are committed to global standards of employment, which we effect through our Code of Conduct and Business Ethics ("Code of Conduct"), our Human Rights Policy and other labor and employment policies and through our commitment to the UNGC Sustainable Development Goals and the RBA. We also realize in order to attract and retain talented individuals we must provide our team members the ability to do meaningful work, personally and professionally develop, and create diverse and memorable experiences.

Purpose and Culture
We recognize a great culture is foundational to the success of our vision to help create the products that build a better world. We are proud of our culture and the recognition we have received over the years as a great place to work. In building a great culture, we embrace our five values:
•Growing our People – We foster a culture of trust, courage and growth, empowering each team member to realize their full potential.
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
Commitment to Our Values and Ethical Business Practices
Along with our values, we act in accordance with our Code of Conduct, which creates expectations and provides guidance for all team members, representatives and partners of Plexus to make the right decisions in conducting business. Our Code of Conduct includes topics such as corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations. Our Code of Conduct reinforces our passion for operating in a fair, honest, responsible and ethical manner and articulates our responsibilities as a trusted leader in the business community. The Code of Conduct also emphasizes the importance of having an inclusive, welcoming environment in which all team members feel empowered to do what is right and are expected to voice concerns should violations of the Code of Conduct be observed. All Plexus team members are required to complete training on the Code of Conduct biennially.

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
Talent Development & Acquisition
People are the heart of who we are and what we do. We create, implement and accelerate development opportunities for our team members in order to enable business growth, enhance our culture, drive leadership accountability and inspire purposeful engagement. Our commitment to holistic talent management means that we expect and reward high performance and address underperformance with urgency, candor and empathy. We engage in regular talent reviews to calibrate on the performance and potential of our teammates, development opportunities, career pathing and the strength of our succession plans. During these reviews, we also review retention rates and the talent of our leaders and leadership pipeline. Competency-based training, leadership development programs and online learning promote a learning culture and provide ongoing development for team members at all levels. We also have established a formal mentoring program that aids in the development and retention of talent. While our goal is to develop our own talent, we are equally committed to recruiting new graduate and experienced talent who bring transferable experiences and skillsets.
Our Culture of Belonging
Our history of doing the right thing is deeply rooted in our values and woven into everything we do. That means we foster an inclusive environment that builds a sense of belonging, where every team member is valued for their unique contributions and empowered to realize their full potential. By embracing inclusion and promoting teamwork, we achieve extraordinary outcomes together.
•Employee Engagement – At every facility, in every region and at all levels, we strive to continuously improve the engagement of our team members. We poll team members regularly through our employee engagement survey and we identify strengths and act on areas of opportunity to enhance our work environment and increase employee satisfaction.
•Executive and Board Oversight – To oversee strategic objectives and to ensure appropriate accountabilities exist to support our efforts, how we build belonging is incorporated into our executive Sustainable & Responsible Business Practices Committee, made up of key members of executive management, including our Chief Executive Officer. In addition, the Compensation and Leadership Development Committee of our Board of Directors reviews our human capital management strategy, including progress to cultivate an optimized workforce and inclusive culture.
•Employee Resource Groups – Our ERGs are voluntary, employee-driven, executive-sponsored groups organized around common interests and legitimate business purposes. Plexus' current ERGs include Plexus Pride, Plexus Veterans Network, Plexus Women in Network, Plexus Young Professionals and UnusPlexus.
Employee Benefits & Programs
Plexus has a number of policies and benefits in place to support the unique needs and overall well-being of our team members and their families, including competitive health and welfare plans, a flexible workplace, paid parental leave and a Plexus wellness program to ensure our team members have access to the resources they need to lead healthy, balanced lives. For many of our locations, this includes access to our Employee Assistance Program ("EAP") - or similar program depending on the country of employment - that provides confidential support for stress management and mental health, including counseling and resources for team members and their households.
Compensation
We employ a "pay for performance" approach, emphasizing a direct correlation between performance and rewards. Leaders are provided with the flexibility to recognize exceptional individual contributions through customized elements of pay such as base salary, cash incentives and equity (company stock) compensation. Short and long-term incentive pay is designed to be competitive, improve employee retention, reward team members for performance supporting our strategic objectives and align team members with the interests of shareholders to deliver both short-term and long-term results.

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
Worker Health and Safety
Protecting our team and those within our communities is paramount as we strive to be the safest place for our team members outside of their homes. We are committed to complying with applicable laws and taking a proactive approach to ensure we conduct all of our operations across the globe safely and responsibly. We maintain a method of evaluating environmental, health and safety ("EHS") performance for continual improvement and we are committed to providing a workplace that promotes the health and safety of all who walk through our doors.

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

Seventeen of our 18 manufacturing facilities are certified to ISO 14001 Environmental Management and three of 18 are certified to ISO 45001 Occupational Health and Safety Management standards. All of our manufacturing facilities, regardless of formal certification, abide by global policies and processes that align with both of these standards. Two of our 18 facilities are certified to the ISO 50001 Energy Management system, which requires the development and implementation of a comprehensive energy management system that helps the site achieve continual improvement of energy performance, including efficiency, security, use and consumption.

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
Human Capital Management Governance
Our Chief Human Resources Officer ("CHRO") directs our human capital management strategy and provides an update to the Compensation and Leadership Development Committee of our Board of Directors quarterly. This update may include, among other topics, talent attraction, development and retention; succession planning, including successor candidates for key management roles; corporate culture; employee engagement; compensation practices; training; and progress to advance initiatives. Management also updates the Board of Directors regularly on employee-related policies, trends and efforts intended to protect our team members and to preserve our corporate culture, such as those related to EHS and Ethics Hotline reporting.
Employee Data
Of our over 20,000 team members, 49.5% are female, 50.4% are male and 0.1% choose not to identify. The majority of our workforce, 58.3%, is located in our APAC region, while 30.1% and 11.6% of our team members are located in our AMER and EMEA regions, respectively. Approximately 211 of our team members in the United Kingdom are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our global team members outside the United Kingdom are not covered by union or collective bargaining agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are positive and stable. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees.

Intellectual Property
We own various service marks that we use in our business, which are registered in the trademark offices of the United States and other countries. We develop and maintain trade secrets but do not generally seek to patent inventions. We hold multiple copyrights including the copyright on www.plexus.com.
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

In addition to our core solutions, we are committed to investing in new platform technologies, such as advanced manufacturing execution systems, process automation, warehouse automation, artificial intelligence, real-time vision and anomaly detection systems and collaboration tools. These investments are aimed at enhancing productivity, optimizing operational efficiency, and driving differentiation in a competitive landscape. Refer to the discussion in "Cybersecurity" in Part I, Item 1C herein for details on our cybersecurity risk management strategy and governance.
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

We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2016	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
JGMP accreditation	X	X	X
GMP-Korea certification	X	X	X
ANVISA accreditation	X
NPMA (National Medical Products Administration) registration		X
ISO 14001(environmental management)	X	X	X
ISO 45001 (occupational health and safety)			X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
EASA repair approval	X
ATEX/IECEx certification			X
IRIS certification (Railway)		X
ISO 50001:2011 (energy management)			X
Bureau of Indian Standards (BIS)			X
TL9000 (telecommunications)	X
Refer to the discussion in "Risk Factors" in Part I, Item 1A herein for further details on legal and regulatory obligations that could adversely affect our business, results of operation and financial conditions.
Additional Information
Our global headquarters is located at One Plexus Way, Neenah, Wisconsin, 54956. Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, after we electronically file or furnish all reports to the Securities and Exchange Commission ("SEC"), we provide online copies of such reports, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD and amendments to those reports. These reports are also accessible at the SEC's website at www.sec.gov. Our Code of Conduct is also posted on our website. You may access these SEC reports and the Code of Conduct by following the links under "Investors" at our website.

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

Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or otherwise become increasingly competitive. Increased competition could result in significant price reductions, reduced sales and margins, or loss of customers or market share.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose a major customer or program or if there are challenges in those market sectors, then our net sales and operating results could decline significantly.

Our 10 largest customers accounted for 49.1% and 47.8% of our net sales in fiscal 2025 and 2024, respectively.

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

In addition, we focus our sales efforts on customers in only a few market sectors, as identified in Part I, Item 1, herein. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Any weakness in our customers’ end markets, or new entrants in those markets that compete with our customers, could affect our business and results of operations. Economic, business or regulatory conditions that affect the sector, or our failure to choose to do business in appropriate sectors or subsectors, can particularly impact us. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the U.S. healthcare sector generally. In addition, the Healthcare/Life Sciences sector is affected by health crises and trends. The semiconductor industry has historically been subject to significant cyclicality and volatility. Changing export regulations, increasing sanctions or other trade barriers may limit our ability to use or produce certain technologies or products in China or sell certain components or products that are ultimately destined to China. Further, potential reductions in government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors.

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

We and our customers are subject to extensive government regulation, legal requirements and industry standards (as well as customer-specific standards) relating to the products we design, manufacture and service as well as how we conduct our business. This includes regulations and standards relating to labor and employment practices, workplace health and safety, operating practices and quality systems, the environment, sourcing and global trade practices including tariffs, usage of emerging technologies, data privacy and protection, ethics, financial reporting, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and dynamic, and regulatory enforcement activity has increased in recent periods. Rulings of the U.S. Supreme Court and other courts may affect the regulatory environment. Regulatory changes and restrictions can be announced with little or no advance notice. A failure to comply with laws, regulations or standards applicable to our business can result in, among other consequences, enforcement actions, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, including debarment, and could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

Our Healthcare/Life Sciences sector is subject to statutes and regulations covering the design, development, testing, manufacturing, labeling and servicing of medical devices and the reporting of certain information regarding their safety, including regulations by the Food and Drug Administration and similar regulations in other countries. We also design, manufacture and service products for certain industries, including certain applications where the U.S. government is the end customer, that face significant regulation by the Department of Defense, Department of State, Department of Commerce, Federal Aviation Authority and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation. In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, as well as standards of quality systems, technologies or markets. Failure to navigate these regulatory obligations and other standards could result in the loss of business and impact our operating results as well as cause reputational damage.

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

Risks impacting our Superior Execution

Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks.

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
•significant natural disasters, energy disruptions and other events or factors impacting local infrastructure
•the effects of other international political developments, such as tariffs, embargoes, sanctions, seizures, boycotts, trade wars, trade agreements and changes in trade policies, including those which may be affected by the U.S. and other countries’ political reactions to those actions, and
•other regulatory and legal requirements and industry standards, and changes thereto.

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

Additionally, continued uncertainty regarding commercial dealings, tariffs, export regulations and other trade protection measures between the U.S. and countries globally, heightened by escalating geopolitical tensions, may affect our ability to do business in certain countries, may impact the cost of our services and products originating from certain countries, and may impact the demand for our services. These actions could also affect the cost and/or availability of materials or components that we procure from suppliers, as well as create disruptions, delays, shortages or increased costs within our global supply chain. Government-imposed restrictions on where we or our customers can produce certain types of products or source components or with whom we can conduct business, outbound investment restrictions, and trade regulations limiting advanced semiconductors and chip-manufacturing equipment, could limit our ability to sell or manufacture products or services, or source components from certain companies or geographies. These factors can negatively affect our operating results and financial position, including reducing our revenues and profitability as a result of having to minimize engagements in certain countries, requiring us to shift such production to other potentially higher-cost locations, increasing the cost of sourcing components, or the loss of business. These risks are particularly pronounced for our operations in the APAC region and the materials and components we procure from suppliers in China.

Further, the extent to which the conflict between Russia and Ukraine, conflict in the Middle East or the escalating tensions between China and Taiwan or China and the U.S. or the U.S. and other trading partner countries may impact our business or results of operations will depend on future developments, including the severity and duration of any conflicts, their impact on global supply chains and their impact on regional and global economic conditions including the ability of our customers or suppliers to do business in those or surrounding countries and the inflationary effects of such conflicts on our profitability. These tensions have resulted in, and may continue to cause, global disruptions creating significant volatility in financial markets and the global economy.

We may experience component shortages, delays, price fluctuations and supplier quality concerns.

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

The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach or cyberattack could result in, among other things, interruption to our operations, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, fines and penalties, negative reactions from current and potential future customers, and reputational damage, any of which could adversely affect our financial results. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches or attempted breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. This risk is enhanced as a result of the increasing sophistication of threat actors, including through the use of artificial intelligence, and an increase in our remote workforce due to flexible workplace practices, for example by reason of utilizing home networks that may lack encryption or secure password protection, virtual meeting/conference security concerns and an increase of phishing/cyberattacks around our remote workforce's digital resources.

Moreover, we are subject to increasing data privacy, handling, and protection requirements and customer expectations due to the nature of their end products, including those related to the Export Administration Regulations, International Traffic in Arms Regulation, Federal Acquisition Regulation, Defense Federal Acquisition Regulation Supplement and Cybersecurity Maturity Model Certification. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation, which could include the loss of programs or customers. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data, globally. GDPR and similar legislation in jurisdictions in which we operate continue to evolve imposing additional obligations on companies regarding the handling and protection of personal data and provide certain individual privacy rights to persons whose data is processed and stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly. Failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to protect personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.

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

The complexity of our model, which encompasses a broad range of services including design and development, supply chain solutions, new product introduction, manufacturing and sustaining services, often results in complex and challenging contractual obligations and unique customer requirements. In addition, program complexity and associated customer expectations have increased in recent years with respect to certain capabilities, commitments, allocation of risk and compliance with third-party standards, requiring extraordinary measures to ensure operational execution and compliance within unique, non-standard engagements. If we fail to meet those obligations, or are otherwise unable to execute on our commitments or unsuccessfully mitigate such risks, it could result in claims against us, regulatory violations, or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts. A failure to adequately understand unique customer requirements may also impact our ability to estimate and ultimately recover associated costs, adversely affecting our financial results.

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

There may be problems with the products we design, manufacture or service or we may fail to meet increasing customer expectations, which could result in liability claims against us, reduced demand for our services and damage to our reputation.

We design, manufacture and service products to our customers’ specifications, many of which are highly complex and subject to demanding regulatory environments for market sectors that generally have higher risk profiles for liability claims. Further, the services we provide to our customers continue to expand to encompass full product development, product commercialization, manufacturing, and sustaining services. As we assume more responsibility across the product lifecycle, our customers’ expectations have and may continue to extend beyond what has historically been expected of electronics manufacturing service providers, such as expectations related to material traceability, environmental sustainability and heightened regulatory compliance support, including as it relates to product composition such as the Restrictions on Hazardous Substances ("RoHS") 2011/65/EU directive, the Registration, Evaluation, Authorization and restriction of Chemicals ("REACh") EC 1907/2006 EU directive, and evolving regulations pertaining to per- and polyfluoroalkyl substances ("PFAS"). These dynamics increase the risks inherent in those engagements.

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

If we fail to attract, develop and retain sufficient qualified personnel, including key leadership positions and highly skilled technical roles, our operations and, consequently, our financial results, could be adversely affected. A number of factors may adversely affect labor availability in one or more of our locations, including wage pressure and changing wage requirements, restrictions on immigration or labor mobility, local competition, high employment rates, high turnover rates, increased demand for expertise in certain technical areas such as artificial intelligence, and local labor laws. These labor-related issues and labor shortages are pronounced, and we expect these conditions to persist.

We have also experienced inflationary or other general personnel cost increases due to economic conditions and government-mandated wage increases. Further, increases in turnover rates can lead to decreased efficiency and increased costs in our operations, such as increased overtime to meet demand, increased wage rates to attract and retain employees, and costs associated with recruiting and training replacement personnel. If we are unable to offset these labor cost increases through price increases, growth or operational efficiencies, labor cost increases could have a material adverse effect on our operating results and cash flows.

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

From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service, that affect our executive officers and other key employees, including those that are unexpected or occur simultaneously. Transitions or other changes in responsibilities among officers and key employees without having identified and ready successors for these critical roles, particularly when such changes are unanticipated, unplanned or not executed effectively, inherently can cause disruptions to our business and operations, as well as harm our reputation, which could have an effect on our results. Further, hiring executive officers and other key employees may be adversely impacted by global workforce trends and labor shortages. As we grow in size and complexity and required technical skills evolve, a failure to hire, effectively develop personnel and plan for the succession of critical roles may result in shortfalls in the talent and skills required to execute effectively and grow our business, which could affect our operations and financial results.

Evolving expectations on environmental, sustainability, social responsibility, and corporate governance ("sustainability") matters, including global climate change, by various stakeholders could negatively affect our business by failing to meet stakeholder expectations or imposing additional costs on our business.

Customer, investor and employee expectations relating to sustainability continue to evolve and and are increasingly dynamic. In addition, governmental and non-governmental organizations are enhancing or advancing requirements specific to sustainability matters. Specifically, certain stakeholders are beginning to request or require disclosures on sustainability topics such as greenhouse gas emissions, social responsibility and specific climate, social and other sustainability risk management practices, and we expect this trend to continue and be amplified by existing and potential legislation, such as California's Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act and the Corporate Sustainability Directive in the EU. A failure to adequately meet stakeholder expectations and reporting requirements may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, an inability to attract and retain customers, and an inability to attract and retain talent. In addition, our failure to adopt or adoption of certain standards, related reporting requirements, or mandated compliance to certain requirements could necessitate additional investments in our operations, processes or control procedures that could impact our profitability.

Further, increased public awareness and concern regarding global climate change may result in new enhanced or conflicting requirements and/or stakeholder expectations related to the effects of greenhouse gas emissions and transition to low-carbon alternatives, driven by policy and regulations, low-carbon technology advancement and shifting consumer sentiment and societal preferences. These transition risks could negatively impact our financial condition and results of operations including by means of carbon pricing mechanisms, investments in lower greenhouse gas emissions technology, increased cost of raw materials and mandates on and regulation of existing products and services. Policy trends and public sentiment related to "anti-ESG" or "anti-DEI" legislation, policy or stakeholder pressure or activism, particularly in the U.S., may lead to new or conflicting requirements or expectations, resulting in risk of noncompliance, reputational damage, potential enforcement actions or claims.

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

Our industry frequently sees periods of expansion and contraction. We regularly contend with these issues and must carefully manage our business to meet changing customer and market requirements. If we fail to manage these growth and contraction decisions effectively, or fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer. Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, we recently expanded our operations by constructing an additional manufacturing facility in Penang, Malaysia, to support our growth in the Asia-Pacific region. In addition, we may expand our operations in new geographical areas where currently we do not operate. If we are unable to effectively manage this or other expansions or consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. Other risks of current or future expansions, acquisitions and consolidations include:

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

A global minimum tax has been, or is anticipated to be, implemented in many of the countries in which Plexus operates. We anticipate this will materially and unfavorably impact our existing tax holidays and effective tax rate. The estimated impact of the global minimum tax has been included in our estimates of tax rates for fiscal 2026.

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

Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives including additional investments in our business. We also have receivables factoring programs. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates increase. Persistent inflation, especially in Europe and the U.S., has led central banks to hold higher interest rates throughout fiscal 2025 to dampen inflation. These interest rates directly impact the amount of interest we pay on our variable rate obligations and continued or sustained increases in interest rates could negatively impact our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
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

We perform cybersecurity risk assessments of the third-party vendors we utilize and have processes to identify cybersecurity risks posed by using third-party systems. We also request our third-party vendors to promptly notify us of any actual or suspected breach that could impact our data or operations.

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

Cybersecurity Governance & Oversight
Our Chief Information & Technology Officer ("CITO"), who reports directly to the President and Chief Executive Officer ("CEO"), directs our global information technology vision and long-term strategies. Under the direction of the CITO, the Chief Information Security Officer (CISO) leads our enterprise-wide cybersecurity program and oversees a dedicated global cybersecurity team that monitors, assesses and mitigates material risks from various cybersecurity threats. This team leads critical efforts to drive readiness, awareness and learning across the organization, including management of a 24x7x365 Cybersecurity Operations Center for detection and response capabilities; maintaining a cybersecurity awareness learning management system; and third party assessments and audits, penetration tests and "red team" assessments to evaluate the effectiveness of cybersecurity controls and identify areas of cybersecurity risk.

The CISO is a seasoned cybersecurity expert with over 18 years of cybersecurity experience combined within the United States Department of Defense and Electronic Manufacturing Services industry. The Company's CISO holds industry-recognized cybersecurity certifications, a Bachelor of Science degree in Cybersecurity and a Master of Science degree in Cybersecurity Management and Policy.

Our executive-level Security Steering Committee provides oversight of cybersecurity, data governance and privacy programs. This Committee is made up of select executives including the General Counsel, Chief Administrative Officer and Secretary ("CAO"); Chief Operating Officer; and CITO. The Security Steering Committee provides oversight and ensures program alignment to Plexus' strategic goals. The committee serves to provide awareness and guidance to prioritization, organizational alignment and enablement of resources to minimize risk to Plexus' operations, brand and reputation. The Security Steering Committee, through the CISO and the CITO, reports to a broader Global Technology Steering Committee, which includes the President and CEO and Chief Financial Officer.

On at least an annual basis, and on topical information security matters more frequently as determined by the Board of Directors or management, the Audit Committee reviews the effectiveness of IT risk governance and management, including those relating to business continuity, cybersecurity, malware, regulatory compliance and data management. These reviews also include reviewing the appropriateness of resources (people and financial) devoted to information technology requirements. The CITO and CISO also brief the Audit Committee quarterly on cybersecurity matters, including specific risks, mitigation plans, risk management and governance. The Audit Committee reports to the full Board of Directors on these discussions as appropriate.

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

ITEM 2.    PROPERTIES
Our facilities are comprised of an integrated network of manufacturing and engineering centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 5.0 million square feet of active capacity. This includes approximately 2.1 million square feet in AMER, approximately 2.4 million square feet in APAC and approximately 0.5 million square feet in EMEA. Our active facilities as of September 27, 2025 are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico (1)	Manufacturing/Engineering	794,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	41,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,530,000	Owned
Bangkok, Thailand	Manufacturing	389,000	Owned
Haining, China (1)	Manufacturing	264,000	Leased
Xiamen, China (1)	Manufacturing	253,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Oradea, Romania	Manufacturing	108,000	Leased
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
Our common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Standard & Poor's MidCap 400 Index ("S&P 400") and the Nasdaq Stock Market Index for Electronic Components Companies ("Nasdaq-Electronic Components"). The values on the graph show the relative performance of an investment of $100 made on October 3, 2020 in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

Plexus
Nasdaq-Electronic Components
S&P 400
DOLLARS
360
310
260
210
160
110
60
2020
2021
2022
2023
2024
2025

Comparison of Cumulative Total Return

	2020	2021	2022	2023	2024	2025
Plexus	$100	$128	$123	$131	$192	$202
Nasdaq-Electronic Components	100	136	113	138	187	314
S&P 400	100	141	116	131	164	172
Shareholders of Record
As of November 10, 2025, we had 284 shareholders of record.
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

Issuer Purchases of Equity Securities

The following table provides the specified information about the repurchases of shares by us during the three months ended September 27, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
June 29, 2025 to July 26, 2025	53,601	$135.68	53,601	$99,287,107
July 27, 2025 to August 23, 2025	55,227	129.07	55,227	92,158,744
August 24, 2025 to September 27, 2025	51,754	137.72	51,754	85,031,042
	160,582	$134.07	160,582

(1) On August 14, 2024 the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program.

On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration.
The table above reflects the maximum dollar amount remaining available for purchase under the 2026 Program as of September 27, 2025.

ITEM 6.    [RESERVED]

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

A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended September 28, 2024, which was filed with the SEC on November 15, 2024, and is available on the SEC’s website at www.sec.gov as well as our Investor Relations website at www.plexus.com. However, such discussion is not incorporated by reference into, and does not constitute a part of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2025	2024
Net sales	$4,033.0	$3,960.8
Cost of sales	3,626.5	3,582.3
Gross profit	406.5	378.5
Gross margin	10.1%	9.6%
Operating income	202.4	167.7
Operating margin	5.0%	4.2%
Other expense	14.4	38.2
Income tax expense	15.1	17.7
Net income	172.9	111.8
Diluted earnings per share	$6.26	$4.01
Return on invested capital*	14.6%	11.8%
Economic return*	5.7%	3.6%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. Fiscal 2025 net sales increased $72.2 million, or 1.8%, as compared to fiscal 2024.
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
As a percentage of consolidated net sales, no customer accounted for over 10.0% or more of consolidated net sales in fiscal 2025 or 2024. Our 10 largest customers accounted for 49.1% and 47.8% of our net sales in fiscal 2025 and 2024, respectively.
A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2025	2024
Net sales:
AMER	$1,216.3	$1,219.2
APAC	2,392.9	2,213.3
EMEA	440.0	538.1
Elimination of inter-segment sales	(16.2)	(9.8)
Total net sales	$4,033.0	$3,960.8
AMER. Net sales for fiscal 2025 in the AMER segment decreased $2.9 million, or 0.2%, as compared to fiscal 2024. The decrease in net sales was driven by overall net decreased customer end-market demand, a decrease of $54.1 million due to disengagements with customers and a decrease of $13.9 million due to the discontinuation of a program with an existing customer. The decrease was partially offset by an increase of $71.4 million due to production ramps of new products for existing customers and an increase of $10.5 million due to production ramps for new customers.
APAC. Net sales for fiscal 2025 in the APAC segment increased $179.6 million, or 8.1%, as compared to fiscal 2024. The increase in net sales was driven by an increase of $103.1 million due to production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $12.6 million due to disengagements with customers.
EMEA. Net sales for fiscal 2025 in the EMEA segment decreased $98.1 million, or 18.2%, as compared to fiscal 2024. The decrease in net sales was driven by overall net decreased customer end-market demand and a decrease of $21.0 million due to disengagements with customers.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

	2025	2024
Net sales:
Aerospace/Defense	$688.5	$698.5
Healthcare/Life Sciences	1,629.3	1,554.8
Industrial	1,715.2	1,707.5
Total net sales	$4,033.0	$3,960.8
Aerospace/Defense. Net sales for fiscal 2025 in the Aerospace/Defense sector decreased $10.0 million, or 1.4%, as compared to fiscal 2024. The decrease in net sales was driven by a decrease of $23.6 million due to disengagements with customers, a decrease of $13.9 million due to the discontinuation of a program with an existing customer and overall net decreased customer end-market demand. The decrease was partially offset by an increase of $44.4 million due to production ramps of new products for existing customers.
Healthcare/Life Sciences. Net sales for fiscal 2025 in the Healthcare/Life Sciences sector increased $74.5 million, or 4.8%, as compared to fiscal 2024. The increase in net sales was driven by an increase of $112.8 million in production ramps of new products for existing customers. The increase was partially offset by a decrease of $25.9 million due to disengagements with customers and overall net decreased customer end-market demand.
Industrial. Net sales for fiscal 2025 in the Industrial sector increased $7.7 million, or 0.5%, as compared to fiscal 2024. The increase in net sales was driven by overall net increased customer end-market demand, an increase of $15.1 million in production ramps of new products for existing customers and an increase of $10.5 million due to production ramps for new customers. The increase was partially offset by a decrease of $38.9 million due to disengagements with customers.
Cost of sales. Cost of sales for fiscal 2025 increased $44.2 million, or 1.2%, as compared to fiscal 2024. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In both fiscal 2025 and 2024, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 87% of these costs were related to material and component costs.
As compared to fiscal 2024, the increase in cost of sales in fiscal 2025 was primarily driven by an increase in net sales, partially offset by a positive shift in customer mix and a decrease in fixed costs resulting from progress on operational efficiency initiatives.
Gross profit. Gross profit for fiscal 2025 increased $28.0 million, or 7.4%, as compared to fiscal 2024. Gross margin of 10.1% increased 50 basis points compared to fiscal 2024. The primary drivers of the increase in gross profit and gross margin as compared to fiscal 2024 were a positive shift in customer mix as well as lower costs resulting from operational efficiencies and prior restructuring activities.
Operating income. Operating income for fiscal 2025 increased $34.7 million, or 20.7%, as compared to fiscal 2024. Operating margin of 5.0% increased 80 basis points compared to fiscal 2024. The primary drivers of the increase in operating income and operating margin as compared to fiscal 2024 were the increase in gross profit and gross margin as well as a decrease of $15.6 million in restructuring and other charges. The restructuring and other charges for fiscal 2025 primarily consisted of severance costs associated with a reduction in our workforce in the EMEA and AMER regions. The restructuring and other charges for fiscal 2024 consisted of employee severance costs associated with a reduction in our workforce as well as closure costs associated with sites in our AMER and EMEA regions, partially offset by insurance proceeds received in an arbitration decision regarding a contractual matter that took place in the our EMEA region in fiscal 2023. The increases in operating income were partially offset by an increase of $8.9 million in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs.

A discussion of operating income by reportable segment for the indicated fiscal years is presented below (in millions):

	2025	2024
Operating income:
AMER	$100.5	$83.7
APAC	337.7	313.2
EMEA	21.3	31.0
Corporate and other costs	(257.1)	(260.2)
Total operating income	$202.4	$167.7
AMER. Operating income increased $16.8 million in fiscal 2025 as compared to fiscal 2024, primarily as a result of a decrease in fixed costs resulting from progress on operational efficiency initiatives and a positive shift in customer mix, partially offset by a decrease in net sales.
APAC. Operating income increased $24.5 million in fiscal 2025 as compared to fiscal 2024, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs and an increase in S&A.
EMEA. Operating income decreased $9.7 million in fiscal 2025 as compared to fiscal 2024, primarily as a result of a decrease in net sales and an increase in S&A, partially offset by a decrease in fixed costs and a positive shift in customer mix.
Other expense. Other expense for fiscal 2025 decreased $23.8 million as compared to fiscal 2024. The decrease in other expense for fiscal 2025 was primarily driven by a decrease in interest expense of $17.3 million due to lower borrowings on our credit facility, a decrease of $3.2 million in factoring fees and a decrease in foreign exchange losses of $3.2 million.
Income taxes. Income tax expense for fiscal 2025 was $15.1 million compared to $17.7 million for fiscal 2024. The decrease was primarily due to an increase in discrete tax benefits and the geographic distribution of worldwide earnings, partially offset by an increase in pre-tax book income. During fiscal 2025, we released a state valuation allowance of $3.3 million due to a tax law change and released tax reserves of $4.9 million following the closure of the statute of limitations.
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
We have been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions. In fiscal 2025 and 2024, the holiday resulted in tax reductions, net of the impact of the GILTI provisions of the U.S. Tax Cuts and Jobs Act, of approximately $43.1 million ($1.59 per basic share, $1.56 per diluted share) and $37.3 million ($1.36 per basic share, $1.34 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding our tax rate.
The annual effective tax rate for fiscal 2026 is expected to be approximately 17.0% to 19.0% assuming no changes to tax laws.
Net income. Net income for fiscal 2025 increased $61.1 million, or 54.7%, from fiscal 2024 to $172.9 million. Net income increased primarily as a result of the increase in operating income, the decrease in other expense and the decrease in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $6.26 in fiscal 2025 from $4.01 in fiscal 2024, primarily as a result of increased net income due to the factors discussed above.
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
We review our internal calculation of WACC annually. Our WACC was 8.9% for fiscal 2025 and 8.2% for fiscal 2024. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. Fiscal 2025 ROIC of 14.6% reflects an economic return of 5.7%, based on our weighted average cost of capital of 8.9%, and fiscal 2024 ROIC of 11.8% reflects an economic return of 3.6%, based on our weighted average cost of capital of 8.2%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal years (dollars in millions):

	2025	2024
Adjusted operating income (tax-effected)	$190.5	$168.0
Average invested capital	1,303.6	1,418.7
After-tax ROIC	14.6%	11.8%
WACC	8.9%	8.2%
Economic return	5.7%	3.6%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $306.8 million as of September 27, 2025, as compared to $347.5 million as of September 28, 2024.
As of September 27, 2025, 85% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execute our share repurchase authorization as management deems appropriate, for the next twelve months.
Our future cash flows from operating activities will be reduced by $16.5 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 and will end in fiscal 2026.

Cash Flows. The following table provides a summary of cash flows for fiscal 2025 and 2024 (in millions):

	2025	2024
Cash flows provided by operating activities	$249.2	$436.5
Cash flows used in investing activities	(95.6)	(94.9)
Cash flows used in financing activities	(196.4)	(255.6)
Effect of exchange rate changes on cash and cash equivalents	2.1	4.8
Net (decrease) increase in cash and cash equivalents and restricted cash	$(40.7)	$90.8

Operating Activities. Cash flows provided by operating activities were $249.2 million for fiscal 2025, as compared to $436.5 million for fiscal 2024. The decrease was primarily due to cash flow improvements (reductions) of:

•$61.1 million increase in net income.
•$(177.4) million in inventory cash flows driven by a smaller decrease in inventory in fiscal 2025 as compared to fiscal 2024. We drove significant efforts and initiatives to reduce inventory during fiscal 2024. While still achieving a decrease in inventory from fiscal 2024 to fiscal 2025, we did not experience as significant a reduction.
•$(78.7) million in advanced payments from customers cash flows driven by a larger decrease in advanced payments in fiscal 2025 as compared to fiscal 2024. We disposed greater amounts of aged inventory during fiscal 2025 which resulted in an increase in advanced payments returned to customers.
•$(75.7) million in accounts receivable cash flows driven by timing of shipments and mix of customer payment terms.
•$(51.3) million in contract assets cash flows corresponding to changes in demand from over time customers.
•$(11.2) million in other current and non-current liabilities cash flows primarily driven by lower cash flow benefit of accrued salaries and wages due to the timing of the year-end.
•$(9.2) million in deferred income taxes driven by an increase in deferred income tax benefit in fiscal 2025 as compared to fiscal 2024.
•$129.5 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$28.0 million in other current and non-current asset cash flows primarily driven by a decrease in prepayments to suppliers in fiscal 2025 as compared to an increase in fiscal 2024.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	September 27, 2025	September 28, 2024
Days in accounts receivable	57	54
Days in contract assets	13	10
Days in inventory	118	127
Days in accounts payable	(70)	(59)
Days in advanced payments	(55)	(68)
Annualized cash cycle	63	64
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
As of September 27, 2025, annualized cash cycle days decreased one day compared to September 28, 2024 due to the following:
Days in accounts receivable for the three months ended September 27, 2025 increased three days compared to the three months ended September 28, 2024. The increase is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended September 27, 2025 increased three days compared to the three months ended September 28, 2024. The increase is primarily attributable to a decrease in advanced payments from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended September 27, 2025 decreased nine days compared to the three months ended September 28, 2024. The decrease is primarily due to inventory reduction efforts as well as lower working capital investments to support our customers. These efforts include improved materials management and timely disposition of aged inventory.
Days in accounts payable for the three months ended September 27, 2025 increased eleven days compared to the three months ended September 28, 2024. The increase is primarily attributable to the timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended September 27, 2025 decreased thirteen days compared to the three months ended September 28, 2024. The decrease was primarily attributable to a return of advanced payments to customers in line with lower inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flows provided by operating activities less capital expenditures. FCF was $154.0 million for fiscal 2025 compared to $341.3 million for fiscal 2024, a decrease of $187.3 million. The decline in FCF was primarily due to significant inventory reduction efforts as well as lower working capital investments in inventory to support our customers in the prior year.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	2025	2024
Cash flows provided by operating activities	$249.2	$436.5
Payments for property, plant and equipment	(95.2)	(95.2)
Free cash flow	$154.0	$341.3
Investing Activities. Cash flows used in investing activities were $95.6 million for fiscal 2025 compared to $94.9 million for fiscal 2024. The increase in cash used in investing activities was due to a $0.6 million increase in other investing outflows.
We utilized available cash and financing cash flows as the sources for funding our operating requirements during fiscal 2025. We currently estimate capital expenditures for fiscal 2026 will be approximately $90.0 million to $110.0 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows used in financing activities were $196.4 million for fiscal 2025 compared to $255.6 million for fiscal 2024. The decrease was primarily attributable to the overall decrease in net repayments consisting of net repayments on the credit facility of $10.0 million in fiscal 2025 compared to $183.0 million fiscal 2024 as well as repayment, on maturity, of $100.0 million in principal amount of our 4.05% Senior Notes. The overall decrease in net repayments was partially offset by an increase of $9.6 million in cash used to repurchase our common stock.
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
On January 16, 2024, we announced a share repurchase program authorized by the Board of Directors under which we were authorized to repurchase up to $50.0 million of our common stock (the "2024 Program"). The 2024 Program became effective upon completion of the 2023 Program. During fiscal 2024, we completed the 2024 Program by repurchasing 477,012 shares under this program for $50.0 million at an average price of $104.82 per share.
On August 14, 2024, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program. During fiscal 2025, we completed the 2025 Program by repurchasing 362,325 shares under this program for $50.0 million at an average price of $138.00 per share. The fiscal 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million.
On May 14, 2025, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During fiscal 2025, we repurchased 112,601 shares under this program for $15.0 million at an average price of $132.94 per share. As of September 27, 2025, $85.0 million of authority remained under the 2026 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, we entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which we issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. On June 15, 2025, we repaid, on maturity, $100.0 million in principal amount of our 4.05% Senior Notes.
The 2018 NPA includes customary operational and financial covenants with which we are required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. As of September 27, 2025, $50.0 million of the 4.22% Series B Senior Notes were outstanding and we were in compliance with the covenants under the 2018 NPA. The remaining 4.22% Series B Senior Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the notes is payable semiannually.
On June 9, 2022, we refinanced our then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During fiscal 2025, the highest daily borrowing were $128.0 million; the average daily balance was $46.5 million. We borrowed $477.0 million and repaid $487.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2025. As of September 27, 2025, we were in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. We are required to pay a commitment fee on the daily unused credit facility based on our leverage ratio; the fee was 0.100% as of September 27, 2025.
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
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of September 27, 2025 is $340.0 million. The maximum facility amount under the HSBC RPA as of September 27, 2025 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $705.0 million and $854.7 million of trade accounts receivable under these programs during fiscal 2025 and 2024, respectively, in exchange for cash proceeds of $698.1 million and $844.6 million, respectively. As of September 27, 2025 and September 28, 2024, $214.4 million and $220.2 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding and had not yet been collected.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of fiscal 2025, cash and cash equivalents and restricted cash were $307 million, while debt, finance lease and other financing obligations were $138 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 27, 2025 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2026	2027-2028	2029-2030	2031 and thereafter
Debt Obligations (1)	$96.3	$42.1	$54.2	$—	$—
Finance Lease Obligations	107.7	8.4	24.1	10.9	64.3
Operating Lease Obligations	43.1	9.5	15.0	7.6	11.0
Purchase Obligations (2)	1,214.4	1,147.9	65.7	0.4	0.4
Repatriation Tax on Undistributed Foreign Earnings (3)	16.5	16.5	—	—	—
Other Liabilities on the Balance Sheet (4)	19.7	2.1	3.2	0.7	13.7
Other Liabilities not on the Balance Sheet (5)	9.0	4.6	1.5	—	2.9
Total Contractual Cash Obligations	$1,506.7	$1,231.1	$163.7	$19.6	$92.3

1)Debt obligations includes $50.0 million in principal amount of 2018 Notes and $40.0 million of borrowings on the revolving commitment of the Credit Facility, as well as interest.
2)Purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.
3)Repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to U.S. Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.
4)Other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $19.1 million, as of September 27, 2025, related to unrecognized income tax benefits. We cannot make reliable estimates of the future cash flows by period related to these obligations.
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

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 "Description of Business and Significant Accounting Policies" of Notes to Consolidated Financial Statements. During fiscal 2025 there were no material changes to these policies. Our critical accounting estimates are described below:
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2025	2024
Net Sales	10%	11%
Total Costs	17%	17%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of September 27, 2025, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of September 27, 2025, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of September 27, 2025, the borrowing rate under the Credit Facility was SOFR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of September 27, 2025, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 27, 2025

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Plexus Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plexus Corp. and its subsidiaries (the “Company”) as of September 27, 2025 and September 28, 2024, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 27, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 1 and 15 to the consolidated financial statements, the Company's net sales were $4.0 billion for the year ended September 27, 2025. The Company's revenue is recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment, including reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts; (ii) confirming a sample of outstanding customer invoice balances as of September 27, 2025, and for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (iii) testing the accuracy and timing of revenue recognized as of period end for a sample of arrangements with customers that meet the conditions for over time revenue recognition by obtaining and inspecting source documents, such as master services agreements, purchase orders, inventory balances as of period end, and estimated profit margin support which includes historical results; and (iv) testing the completeness and accuracy of the data used by management to calculate the revenue recognized over time.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 14, 2025

We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023
(in thousands, except per share data)

	2025	2024	2023
Net sales	$4,032,966	$3,960,827	$4,210,305
Cost of sales	3,626,452	3,582,297	3,815,751
Gross profit	406,514	378,530	394,554
Selling and administrative expenses	199,460	190,541	175,640
Restructuring and other charges, net	4,683	20,257	23,094
Operating income	202,371	167,732	195,820
Other income (expense):
Interest expense	(11,605)	(28,876)	(31,542)
Interest income	3,922	3,860	3,138
Miscellaneous, net	(6,670)	(13,184)	(6,403)
Income before income taxes	188,018	129,532	161,013
Income tax expense	15,133	17,717	21,919
Net income	$172,885	$111,815	$139,094
Earnings per share:
Basic	$6.39	$4.08	$5.04
Diluted	$6.26	$4.01	$4.95
Weighted average shares outstanding:
Basic	27,038	27,397	27,582
Diluted	27,616	27,909	28,114
Comprehensive income
Net income	$172,885	$111,815	$139,094
Other comprehensive income:
Derivative instrument and other fair value adjustments	(1,364)	15,936	1,197
Foreign currency translation adjustments	8,561	19,008	10,501
Other comprehensive income	7,197	34,944	11,698
Total comprehensive income	$180,082	$146,759	$150,792
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 27, 2025 and September 28, 2024
(in thousands, except per share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$306,464	$345,109
Restricted cash	294	2,353
Accounts receivable, net of allowances of $2,381 and $3,189, respectively	656,573	622,366
Contract assets	150,654	120,560
Inventories	1,229,839	1,311,434
Prepaid expenses and other	54,969	75,328
Total current assets	2,398,793	2,477,150
Property, plant and equipment, net	546,052	501,112
Operating lease right-of-use assets	72,863	74,360
Deferred income taxes	91,349	73,919
Other assets	28,053	27,280
Total non-current assets	738,317	676,671
Total assets	$3,137,110	$3,153,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$45,793	$157,325
Accounts payable	726,597	606,378
Advanced payments from customers	575,850	709,152
Accrued salaries and wages	109,076	94,448
Other accrued liabilities	61,367	75,991
Total current liabilities	1,518,683	1,643,294
Long-term debt and finance lease obligations, net of current portion	91,987	89,993
Accrued income taxes payable	—	17,198
Long-term operating lease liabilities	29,422	32,275
Deferred income taxes	6,000	8,234
Other liabilities	36,430	38,002
Total non-current liabilities	163,839	185,702
Total liabilities	1,682,522	1,828,996
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,670 and 54,489 shares issued, respectively, and 26,828 and 27,122 shares outstanding, respectively	547	545
Additional paid-in capital	695,653	680,638
Common stock held in treasury, at cost, 27,842 and 27,367 shares, respectively	(1,255,451)	(1,190,115)
Retained earnings	1,996,028	1,823,143
Accumulated other comprehensive income	17,811	10,614
Total shareholders’ equity	1,454,588	1,324,825
Total liabilities and shareholders’ equity	$3,137,110	$3,153,821
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023
(in thousands)

	2025	2024	2023
Common stock - shares outstanding
Beginning of period	27,122	27,466	27,679
Exercise of stock options and vesting of other share-based awards	181	192	212
Treasury shares purchased	(475)	(536)	(425)
End of period	26,828	27,122	27,466

Total stockholders' equity, beginning of period	$1,324,825	$1,214,382	$1,095,731
Common stock - par value
Beginning of period	545	543	541
Exercise of stock options and vesting of other share-based awards	2	2	2
End of period	547	545	543
Additional paid-in capital
Beginning of period	680,638	661,270	652,467
Share-based compensation expense	30,268	30,314	21,300
Exercise of stock options and vesting of other share-based awards, including tax withholding	(15,253)	(10,946)	(12,497)
End of period	695,653	680,638	661,270
Treasury stock
Beginning of period	(1,190,115)	(1,134,429)	(1,093,483)
Treasury shares purchased	(65,336)	(55,686)	(40,946)
End of period	(1,255,451)	(1,190,115)	(1,134,429)
Retained earnings
Beginning of period	1,823,143	1,711,328	1,572,234
Net income	172,885	111,815	139,094
End of period	1,996,028	1,823,143	1,711,328
Accumulated other comprehensive income (loss)
Beginning of period	10,614	(24,330)	(36,028)
Other comprehensive income:	7,197	34,944	11,698
End of period	17,811	10,614	(24,330)
Total stockholders' equity, end of period	$1,454,588	$1,324,825	$1,214,382

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023
(in thousands)

	2025	2024	2023
Cash flows from operating activities
Net income	$172,885	$111,815	$139,094
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	77,792	77,847	69,758
Share-based compensation expense and related charges	30,268	30,314	21,300
Asset impairment charges	—	4,736	—
Deferred income tax benefit	(16,300)	(7,099)	(22,438)
Other, net	(6,556)	(5,709)	(579)
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	(30,749)	44,995	81,542
Contract assets	(29,678)	21,652	(3,169)
Inventories	84,862	262,266	48,613
Other current and non-current assets	13,499	(14,463)	9,162
Accrued income taxes payable	(14,663)	(18,147)	(5,745)
Accounts payable	98,644	(30,829)	(170,685)
Advanced payments from customers	(134,533)	(55,865)	(21,775)
Other current and non-current liabilities	3,760	14,989	20,744
Cash flows provided by operating activities	249,231	436,502	165,822
Cash flows from investing activities
Payments for property, plant and equipment	(95,264)	(95,182)	(104,049)
Proceeds from insurance	—	—	10,790
Other, net	(347)	235	(45)
Cash flows used in investing activities	(95,611)	(94,947)	(93,304)
Cash flows from financing activities
Borrowings under debt agreements	477,000	550,500	748,500
Payments on debt and finance lease obligations	(592,817)	(739,456)	(787,785)
Repurchases of common stock	(65,336)	(55,686)	(40,946)
Proceeds from exercise of stock options	—	210	8
Payments related to tax withholding for share-based compensation	(15,251)	(11,154)	(12,502)
Cash flows used in financing activities	(196,404)	(255,586)	(92,725)
Effect of exchange rate changes on cash and cash equivalents	2,080	4,839	1,391
Net (decrease) increase in cash and cash equivalents and restricted cash	(40,704)	90,808	(18,816)
Cash and cash equivalents and restricted cash:
Beginning of period	347,462	256,654	275,470
End of period	$306,758	$347,462	$256,654
Supplemental disclosure information:
Interest paid	$12,339	$29,519	$32,785
Income taxes paid	$44,782	$46,223	$43,568
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2025, fiscal 2024 and fiscal 2023 each included 52 weeks.
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
Cash and Cash Equivalents and Restricted Cash: Cash equivalents include short-term highly liquid investments and are classified as Level 1 in the fair value hierarchy described below. Cash equivalents of $82.2 million and $60.9 million at September 27, 2025 and September 28, 2024, respectively, consisted primarily of time deposits with initial maturities of less than three months. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that the Company continues servicing and is contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser of the receivables. Restricted cash is also classified as Level 1 in the fair value hierarchy described below.
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5% of consolidated net sales for each of fiscal 2025, 2024 and 2023.
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
Foreign Currency Translation & Transactions: The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from the translation of the financial statements are recorded as a component of "Accumulated other comprehensive income." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous, net." Exchange losses on foreign currency transactions were $0.2 million, $3.4 million and $1.8 million for fiscal 2025, 2024 and 2023, respectively. These amounts include the amount of gain or loss recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives: All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive income" within shareholders' equity until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $(1.0) million, $16.1 million and $1.1 million was recorded in "Accumulated other comprehensive income" for fiscal 2025, 2024 and 2023, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.
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

Plexus Corp.
Notes to Consolidated Financial Statements
Accumulated other comprehensive income consists of the following as of September 27, 2025 and September 28, 2024 (in thousands):

	2025	2024
Foreign currency translation adjustments	$6,967	$(1,594)
Cumulative derivative instrument fair value adjustments	10,382	11,378
Other fair value adjustments	462	830
Accumulated other comprehensive income	$17,811	$10,614
Refer to Note 5, "Derivatives and Fair Value Measurements," for further explanation regarding the change in fair value of derivative instruments that is recorded to "Accumulated other comprehensive income."
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments: The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives and finance and operating lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and finance and operating lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt excluding finance lease and other financing obligations was $89.0 million and $197.8 million as of September 27, 2025 and September 28, 2024, respectively. The carrying value of the Company's debt was $90.0 million and $200.0 million as of September 27, 2025 and September 28, 2024, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280), which requires enhanced disclosures for segment reporting. The Company adopted this guidance during the fourth quarter of fiscal 2025.
Recently Issued Accounting Pronouncements Not Yet Adopted:
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. We are currently evaluating the impact the adoption of the standard will have on our financial statement disclosures.

The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of September 27, 2025 and September 28, 2024 consisted of the following (in thousands):

	2025	2024
Raw materials	$1,069,064	$1,184,222
Work-in-process	57,988	49,513
Finished goods	102,787	77,699
Total inventories	$1,229,839	$1,311,434
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory are included within advanced payments from customers on the accompanying Consolidated Balance Sheets. As of September 27, 2025 and September 28, 2024, these customer deposits totaled $413.7 million and $536.2 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

3.    Property, Plant and Equipment
Property, plant and equipment as of September 27, 2025 and September 28, 2024 consisted of the following (in thousands):

	2025	2024
Land, buildings and improvements	$436,166	$424,453
Machinery and equipment	513,352	508,051
Computer hardware and software	185,778	178,835
Capital assets in progress	91,366	23,868
Total property, plant and equipment, gross	1,226,662	1,135,207
Less: accumulated depreciation	(680,610)	(634,095)
Total property, plant and equipment, net	$546,052	$501,112
Assets held under finance leases and included in property, plant and equipment as of September 27, 2025 and September 28, 2024 consisted of the following (in thousands):

	2025	2024
Buildings and improvements	$42,337	$37,771
Machinery and equipment	3,964	2,868
Computer hardware and software	12,883	13,426
Total property, plant and equipment held under finance leases, gross	59,184	54,065
Less: accumulated amortization	(23,057)	(18,212)
Total property, plant and equipment held under finance leases, net	$36,127	$35,853
As of September 27, 2025, September 28, 2024 and September 30, 2023, accounts payable included approximately $10.2 million, $29.7 million and $28.9 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of September 27, 2025 and September 28, 2024, consisted of the following (in thousands):

	2025	2024
4.05% Senior Notes, due June 15, 2025	$—	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the Credit Facility	40,000	50,000
Finance lease and other financing obligations	48,274	48,142
Unamortized deferred financing fees	(494)	(824)
Total obligations	137,780	247,318
Less: current portion	(45,793)	(157,325)
Long-term debt, finance lease and other financing obligations, net of current portion	$91,987	$89,993
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. On June 15, 2025, the Company repaid, on maturity, $100.0 million in principal amount of its 4.05% Series A Senior Notes.
The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as total leverage ratio and a minimum interest coverage

Plexus Corp.
Notes to Consolidated Financial Statements
ratio. As of September 27, 2025, $50.0 million of the 4.22% Series B Senior Notes were outstanding and the Company was in compliance with the covenants under the 2018 NPA. The remaining 4.22% Series B Senior Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the notes is payable semiannually.
On June 9, 2022, the Company refinanced its then-existing senior unsecured revolving credit facility (as amended by that certain Amendment No. 1 to Credit Agreement dated April 29, 2020, the "Prior Credit Facility") by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $350.0 million to $500.0 million and extended the maturity from May 15, 2024 to June 9, 2027. The maximum commitment under the Credit Facility may be further increased to $750.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2025, the highest daily borrowings were $128.0 million; the average daily balance was $46.5 million. The Company borrowed $477.0 million and repaid $487.0 million of revolving borrowings ("revolving commitment") under the Credit Facility during fiscal 2025. As of September 27, 2025, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused credit facility based on the Company's leverage ratio; the fee was 0.10% as of September 27, 2025.
The aggregate scheduled maturities of the Company’s debt obligations as of September 27, 2025, are as follows (in thousands):

2026	$40,000
2027	—
2028	50,000
2029	—
2030	—
Total	$90,000
The aggregate scheduled maturities of the Company’s finance leases and other financing obligations as of September 27, 2025, are as follows (in thousands):

2026	$5,793
2027	13,954
2028	2,581
2029	1,223
2030	1,213
Thereafter	23,510
Total	$48,274
The Company's weighted average interest rate on finance lease obligations was 16.4% and 16.7% as of September 27, 2025 and September 28, 2024, respectively.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive income" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $10.1 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Consolidated Statements of Comprehensive Income.

Plexus Corp.
Notes to Consolidated Financial Statements
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $249.4 million as of September 27, 2025, and a notional value of $186.5 million as of September 28, 2024. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $10.1 million asset as of September 27, 2025, and an $11.3 million asset as of September 28, 2024.
The Company had additional forward currency exchange contracts outstanding with a notional value of $172.8 million as of September 27, 2025, and a notional value of $144.0 million as of September 28, 2024. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a less than $0.1 million liability as of September 27, 2025, and a $2.7 million asset as of September 28, 2024.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		September 27, 2025	September 28, 2024		September 27, 2025	September 28, 2024
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$10,141	$16,294	Other accrued liabilities	$11	$5,020

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		September 27, 2025	September 28, 2024		September 27, 2025	September 28, 2024
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$579	$3,868	Other accrued liabilities	$599	$1,125

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income ("OCI") (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI on Derivatives
	September 27, 2025	September 28, 2024	September 30, 2023
Foreign currency forward contracts	$1,832	$11,879	$2,181

Derivative Impact on Gain (Loss) Recognized in Consolidated Statements of Comprehensive Income (in thousands)
for the Twelve Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
		September 27, 2025	September 28, 2024	September 30, 2023
Foreign currency forward contracts	Cost of sales	$2,769	$(4,142)	$1,002
Foreign currency forward contracts	Selling and administrative expenses	207	(233)	127

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		September 27, 2025	September 28, 2024	September 30, 2023
Foreign currency forward contracts	Miscellaneous, net	$191	$1,949	$(1,285)

Plexus Corp.
Notes to Consolidated Financial Statements
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of the Company’s derivatives as of September 27, 2025 and September 28, 2024, by input level:

Fair Value Measurements Using Input Levels Asset (in thousands)
Fiscal year ended September 27, 2025	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$10,110	$—	$10,110

Fiscal year ended September 28, 2024
Derivatives
Foreign currency forward contracts	$—	$14,017	$—	$14,017
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
U.S.	$(83,155)	$(114,757)	$(84,557)
Foreign	271,173	244,289	245,570
	$188,018	$129,532	$161,013

Plexus Corp.
Notes to Consolidated Financial Statements
Income tax expense (benefit) for fiscal 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Current:
Federal	$886	$2,849	$24,779
State	589	(26)	302
Foreign	29,958	21,993	19,276
	31,433	24,816	44,357
Deferred:
Federal	(11,680)	(9,343)	(21,098)
State	(4,529)	(1,045)	(1,371)
Foreign	(91)	3,289	31
	(16,300)	(7,099)	(22,438)
	$15,133	$17,717	$21,919
The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2025, 2024 and 2023:

	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
(Decrease) increase resulting from:
Foreign tax rate differences	(20.7)	(30.0)	(23.8)
Withholding tax on dividends	3.2	6.2	1.2
Permanent differences	(0.1)	(1.7)	(1.3)
Excess tax benefits related to share-based compensation	(2.1)	(0.8)	(1.1)
Global intangible low-taxed income ("GILTI")	4.8	12.8	13.1
Audit settlements	—	(0.2)	—
Non-deductible compensation	3.2	3.9	2.8
Valuation allowances	1.5	2.0	3.5
Tax credits, net	(2.2)	(1.8)	(2.1)
Other, net	(0.6)	2.3	0.3
Effective income tax rate	8.0%	13.7%	13.6%
The effective tax rate for fiscal 2025 was lower than the effective tax rate for fiscal 2024 primarily due to an increase in discrete tax benefits and the geographic distribution of worldwide earnings. During fiscal 2025, the Company released a state valuation allowance of $3.3 million due to a tax law change and released tax reserves of $4.9 million following the closure of the statute of limitations. The effective tax rate for fiscal 2024 was largely consistent with the effective tax rate for fiscal 2023. During fiscal 2024, the company recognized a benefit of approximately $6.9 million as a result of making a U.S. method change impacting the timing of income recognition for advanced payments. This benefit was largely offset by a $4.0 million withholding tax accrual under the indefinite reinvestment assertion for one of its APAC subsidiaries.

During fiscal 2025, 2024 and 2023, the Company recorded a $2.8 million, $2.7 million and $5.7 million increase to its valuation allowance due to continuing losses in various jurisdictions in all operating segments, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements
The components of the net deferred income tax assets as of September 27, 2025 and September 28, 2024, were as follows (in thousands):

	2025	2024
Deferred income tax assets:
Loss/credit carryforwards	$37,418	$32,998
Inventories	25,994	17,537
Accrued employee benefits	20,048	16,805
Advanced payments from customers	30,098	31,445
Lease obligations	15,932	16,497
Research and development capitalization	16,274	14,521
Other	7,249	6,545
Total gross deferred income tax assets	153,013	136,348
Less valuation allowances	(38,523)	(35,641)
Deferred income tax assets	114,490	100,707
Deferred income tax liabilities:
Property, plant and equipment	15,120	18,206
Right-of-use assets	8,977	8,956
Tax on unremitted earnings	5,044	7,860
Deferred income tax liabilities	29,141	35,022
Net deferred income tax assets	$85,349	$65,685
During fiscal 2025, the Company’s valuation allowance increased by $2.9 million, including the impact of foreign exchange movement. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the EMEA, AMER, and APAC regions of $1.2 million, $0.8 million and $0.9 million, respectively.
As of September 27, 2025, the Company had approximately $252.5 million of pre-tax state net operating loss carryforwards that expire between fiscal 2026 and 2046. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $76.5 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2027 and 2034 or are indefinitely carried forward. Certain foreign net operating losses have a full valuation allowance against them.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2034, and is subject to certain conditions. During fiscal 2025, 2024 and 2023, the tax holiday resulted in tax reductions, net of the impact of the GILTI provisions of U.S. Tax Reform, of approximately $43.1 million ($1.59 per basic share, $1.56 per diluted share), $37.3 million ($1.36 per basic share, $1.34 per diluted share) and $25.9 million ($0.94 per basic share, $0.92 per diluted share), respectively.
The Company does not provide for taxes that would be payable if certain undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The deferred tax liability that has not been recorded for these earnings was approximately $11.7 million as of September 27, 2025.
The Company has approximately $19.1 million of unrecognized tax benefits as of September 27, 2025. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (non-current) in the amount of $18.5 million and an offset to "Deferred income taxes" (non-current asset) in the amount of $0.6 million as the payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements
The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the indicated fiscal years (in thousands):

	2025	2024	2023
Balance at beginning of fiscal year	$17,771	$13,950	$8,998
Gross increases for tax positions of prior years	116	1,284	3,778
Gross increases for tax positions of the current year	3,421	3,922	2,105
Gross decreases for tax positions of prior years	(4,076)	(1,385)	(931)
Balance at end of fiscal year	$17,232	$17,771	$13,950
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $18.5 million and $19.2 million for the fiscal years ended September 27, 2025 and September 28, 2024, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $1.8 million as of September 27, 2025 and September 28, 2024, and approximately $1.1 million as of September 30, 2023. The Company recognized less than $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for fiscal 2025, $0.7 million for fiscal 2024 and $0.6 million for fiscal 2023.
Within the next 12 months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $3.7 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2021-2025
Germany	2020-2025
Malaysia	2021-2025
Mexico	2021-2025
Romania	2023-2025
Thailand	2021-2025
United Kingdom	2022-2025
United States
Federal	2019-2020,2022-2025
State	2005-2006,2009-2025

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Net income	$172,885	$111,815	$139,094
Basic weighted average common shares outstanding	27,038	27,397	27,582
Dilutive effect of share-based awards and options outstanding	578	512	532
Diluted weighted average shares outstanding	27,616	27,909	28,114
Earnings per share:
Basic	$6.39	$4.08	$5.04
Diluted	$6.26	$4.01	$4.95

Plexus Corp.
Notes to Consolidated Financial Statements
In each year of fiscal 2025, 2024 and 2023, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive awards.

8.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 59 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) asset and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such nonlease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.
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

The components of lease expense for fiscal years indicated were as follows (in thousands):

	2025	2024	2023
Finance lease expense:
Amortization of right-of-use assets	$5,639	$5,930	$6,903
Interest on lease liabilities	5,368	5,340	5,132
Operating lease expense	10,426	10,493	10,783
Other lease expense	5,463	6,807	8,280
Total	$26,896	$28,570	$31,098
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

Plexus Corp.
Notes to Consolidated Financial Statements
The following tables set forth the amount of lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	2025	2024
ASSETS
Finance lease assets	Property, plant and equipment, net	$36,127	$35,853
Operating lease assets	Operating lease right-of-use assets	72,863	74,360
Total lease assets		$108,990	$110,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$3,468	$4,717
Operating lease liabilities	Other accrued liabilities	8,253	14,697
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	41,071	38,756
Operating lease liabilities	Long-term operating lease liabilities	29,422	32,275
Total lease liabilities		$82,214	$90,445

Other information related to the Company’s leases was as follows:

	2025	2024
Weighted-average remaining lease term (in years)
Finance leases	10.3	9.8
Operating leases	24.3	25.4
Weighted-average discount rate
Finance leases	16.4%	16.7%
Operating leases	3.9%	3.7%

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$5,070	$5,035	$4,823
Operating cash flows used in operating leases	17,338	18,993	10,114
Finance cash flows used in finance leases	4,985	4,342	8,375
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$7,382	$15,716	$13,102
Finance leases	6,015	5,021	4,811

Plexus Corp.
Notes to Consolidated Financial Statements
Future minimum lease payments required under finance and operating leases as of September 27, 2025, were as follows (in thousands):

	Operating leases	Finance leases
2026	$9,549	$8,425
2027	8,482	18,039
2028	6,498	6,128
2029	4,818	5,450
2030	2,749	5,389
Thereafter	10,967	64,274
Total minimum lease payments	43,063	107,705
Less: imputed interest	(5,388)	(63,166)
Present value of lease liabilities	$37,675	$44,539
As of September 27, 2025, the Company’s future operating leases that have not yet commenced are immaterial.

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
The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, primarily in selling and administrative expenses on the Consolidated Statement of Comprehensive Income. The Company recognized $30.3 million of compensation expense associated with share-based awards in both fiscal 2025 and 2024, and $21.3 million in fiscal 2023. Included in the $30.3 million of total stock-based compensation expense for the year ended September 28, 2024, was $5.1 million related to modifications of awards from executive retirement agreements. The award modifications were the result of accelerated vesting of previously unvested awards upon their retirements.

Plexus Corp.
Notes to Consolidated Financial Statements
A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 1, 2022	798	$79.57
Granted	371	91.73
Canceled	(28)	83.97
Vested	(339)	80.85
Units outstanding as of September 30, 2023	802	$84.50
Granted	367	92.29
Canceled	(14)	88.86
Vested	(302)	81.84
Units outstanding as of September 28, 2024	853	$88.72
Granted	250	133.67
Canceled	(26)	101.56
Vested	(288)	80.19
Units outstanding as of September 27, 2025	789	$105.66	$113,030
The Company uses the fair value at the date of grant to value RSUs. As of September 27, 2025, there was $24.9 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.3 years.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended September 27, 2025, the 0.1 million PSUs granted in fiscal 2022 vested at a 150% payout based upon the TSR performance achieved during the performance period and 119% payout based upon economic return performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2025, 2024 and 2023.
As of September 27, 2025, at the target achievement level, there was $13.2 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.8 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2025, 2024 and 2023 totaled $9.2 million, $9.6 million and $9.8 million, respectively.
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
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2025, 2024 and 2023, the Company made contributions to the participants’ SERP accounts in the amount of $1.0 million, $1.0 million and $0.9 million, respectively.
As of September 27, 2025 and September 28, 2024, the SERP assets held in the trust totaled $15.0 million and $15.4 million, respectively, and the related liability to the participants totaled approximately $15.0 million and $15.4 million, respectively. As of September 27, 2025 and September 28, 2024, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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
Refer to Note 16, "Restructuring and Non-recurring Charges," for information regarding total charges and insurance proceeds related to a contractual matter concluded in May 2023. The Company does not expect further charges relating to this matter.
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

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its segment income. Segment income includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole. The CODM for the Company is the chief executive officer. The CODM uses income generated from each segment in evaluating segment performance and whether to reinvest profits or allocate resources into the corresponding segment, in addition to long-term growth potential and other qualitative factors. Segment income is used to monitor budget versus actual results.
In the first quarter of fiscal 2025, the Company changed internal management reporting to focus on value-add sales in each region and adjusted the allocation of certain corporate costs among reportable segments. These changes have been implemented and are consistent with what is provided to the CODM. The Company's composition of operating segments and reportable segments did not change. Net sales and segment income for the three reportable segments for the current period and comparative periods presented have been recast to conform to those changes. These changes had no effect on the Company's consolidated net sales, segment income or net income for the current or comparative periods.

Plexus Corp.
Notes to Consolidated Financial Statements
Information about the Company’s three reportable segments for fiscal 2025, 2024 and 2023 is as follows (in thousands):

	2025
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$1,216,344	$2,392,897	$440,000	$(16,275)	$4,032,966
Cost of sales	1,092,496	2,042,936	410,068
Selling and administrative expenses	23,362	12,213	8,673
Segment income	$100,486	$337,748	$21,259		$459,493

Restructuring and other charges					4,683
Corporate and other costs					252,439
Other income (expense):
Interest expense					(11,605)
Interest income					3,922
Miscellaneous, net					(6,670)
Income before income taxes					$188,018

	2024
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$1,219,225	$2,213,253	$538,053	$(9,704)	$3,960,827
Cost of sales	1,112,699	1,893,527	500,793
Selling and administrative expenses	22,826	6,525	6,227
Segment income	$83,700	$313,201	$31,033		$427,934

Restructuring and other charges					20,257
Corporate and other costs					239,945
Other income (expense):
Interest expense					(28,876)
Interest income					3,860
Miscellaneous, net					(13,184)
Income before income taxes					$129,532

Plexus Corp.
Notes to Consolidated Financial Statements

	2023
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$1,468,996	$2,361,777	$402,427	$(22,895)	$4,210,305
Cost of sales	1,324,583	2,041,849	380,901
Selling and administrative expenses	21,314	6,808	5,513
Segment income	$123,099	$313,120	$16,013		$452,232

Restructuring and other charges					23,094
Corporate and other costs					233,318
Other income (expense):
Interest expense					(31,542)
Interest income					3,138
Miscellaneous, net					(6,403)
Income before income taxes					$161,013

	2025	2024	2023
Capital expenditures:
AMER	$23,198	$18,392	$23,880
APAC	60,246	29,664	45,923
EMEA	2,200	38,820	23,120
Corporate	9,620	8,306	11,126
	$95,264	$95,182	$104,049

Depreciation:
AMER	$22,795	$23,544	$23,560
APAC	32,962	32,270	29,218
EMEA	11,172	11,005	6,281
Corporate	9,875	9,843	9,513
	$76,804	$76,662	$68,572

	September 27, 2025	September 28, 2024
Total assets:
AMER	$1,007,340	$937,409
APAC	1,526,827	1,608,377
EMEA	411,240	443,514
Corporate and eliminations	191,703	164,521
	$3,137,110	$3,153,821

Plexus Corp.
Notes to Consolidated Financial Statements
The following information is provided in accordance with the required segment disclosures for fiscal 2025, 2024 and 2023. Net sales were based on the Company’s location providing the product or service (in thousands):

	2025	2024	2023
Net sales:
United States	$690,878	$718,569	$910,124
Malaysia	1,872,494	1,761,772	1,891,081
Mexico	525,756	500,655	558,872
Romania	333,577	424,146	302,237
China	413,624	384,223	455,898
Thailand	106,779	67,257	14,798
United Kingdom	106,121	111,152	93,679
Germany	12	2,757	6,511
Elimination of inter-country sales	(16,275)	(9,704)	(22,895)
	$4,032,966	$3,960,827	$4,210,305

	September 27, 2025	September 28, 2024
Long-lived assets:
United States	$103,997	$96,956
Malaysia	228,925	173,139
Mexico	67,776	74,158
Romania	47,621	56,877
Thailand	53,306	56,415
China	33,534	40,254
Poland	14,870	13,594
United Kingdom	11,996	12,689
Corporate	56,890	51,390
	$618,915	$575,472
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of September 27, 2025 and September 28, 2024 exclude other long-term assets, deferred income tax assets and intangible assets, which totaled $119.4 million and $101.2 million, respectively.
As a percentage of consolidated net sales, there were no customers representing 10.0% or more of consolidated net sales for fiscal 2025 or 2024. As a percentage of consolidated net sales, GE Healthcare Technologies, Inc. ("GEHC") represented 10.3% of consolidated net sales for fiscal 2023.

During fiscal 2023, GE completed the separation of its healthcare business, GEHC, as a stand-alone company. During fiscal 2025, 2024 and 2023, net sales attributable to GEHC and GE, respectively, were reported in all three reportable segments.

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2025, 2024 and 2023 (in thousands):

Limited warranty liability, as of October 1, 2022	$6,925
Accruals for warranties issued during the period	2,954
Settlements (in cash or in kind) during the period	(4,058)
Limited warranty liability, as of September 30, 2023	5,821
Accruals for warranties issued during the period	3,344
Settlements (in cash or in kind) during the period	(2,413)
Limited warranty liability, as of September 28, 2024	6,752
Accruals for warranties issued during the period	2,467
Settlements (in cash or in kind) during the period	(1,800)
Limited warranty liability, as of September 27, 2025	$7,419

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
On January 16, 2024, the Company announced a share repurchase program authorized by the Board of Directors under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2024 Program"). The 2024 Program became effective upon completion of the 2023 Program. During fiscal 2024, the Company completed the 2024 Program by repurchasing 477,012 shares under this program for $50.0 million at an average price of $104.82 per share.

Plexus Corp.
Notes to Consolidated Financial Statements
On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program. During fiscal 2025, the Company completed the 2025 program by repurchasing 362,325 shares under this program for $50.0 million at an average price of $138.00 per share. The fiscal 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million.
On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During fiscal 2025, the Company repurchased 112,601 shares under this program for $15.0 million at an average price of $132.94 per share. As of September 27, 2025, $85.0 million of authority remained under the 2026 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during fiscal 2025, 2024 and 2023 were not material.

The Company sold $705.0 million, $854.7 million and $834.5 million of trade accounts receivable under these programs, or their predecessors, during fiscal 2025, 2024 and 2023, respectively, in exchange for cash proceeds of $698.1 million, $844.6 million and $824.6 million, respectively.
As of September 27, 2025 and September 28, 2024, $214.4 million and $220.2 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal years indicated disaggregated by market sector (in thousands):

	2025	2024	2023
Net Sales
Aerospace/Defense	$688,484	$698,434	$579,006
Healthcare/Life Sciences	1,629,286	1,554,816	1,874,774
Industrial	1,715,196	1,707,577	1,756,525
Total net sales	$4,032,966	$3,960,827	$4,210,305

For fiscal 2025 approximately 84% of the Company's revenue was recognized as products and services transferred over time. For fiscal 2024 and 2023 approximately 83% and 82% of the Company's revenue was recognized as products and services transferred over time.
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

Plexus Corp.
Notes to Consolidated Financial Statements
The following table summarizes the activity in the Company's contract assets during fiscal 2025 and 2024 (in thousands):

	2025	2024
Contract assets, beginning of period	$120,560	$142,297
Revenue recognized during the period	3,407,248	3,275,226
Amounts collected or invoiced during the period	(3,377,154)	(3,296,963)
Contract assets, end of period	$150,654	$120,560
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on the Consolidated Balance Sheets. As of September 27, 2025 and September 28, 2024, the balance of advance payments from customers attributable to deferred revenue was $151.3 million and $154.7 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

16.    Restructuring and Non-recurring Charges
Restructuring and non-recurring charges are recorded within restructuring and other charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are primarily recorded within other accrued liabilities on the Consolidated Balance Sheets.

During fiscal 2025, the Company incurred restructuring and other charges of $4.7 million, which primarily consisted of severance costs associated with a reduction of the Company's workforce in the EMEA and AMER regions.

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

Additionally during fiscal 2023, the Company incurred a one-time non-recurring charge of $14.2 million relating to an arbitration decision in Norway regarding a contractual matter. During fiscal 2024, the Company received $2.3 million of insurance proceeds related to this decision. The company no longer provides services for this customer.

The Company recognized a tax benefit of $0.5 million, $2.1 million and $1.9 million related to restructuring and other charges in fiscal 2025, 2024 and 2023, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements
The Company's restructuring accrual activity for fiscal 2025, 2024 and 2023 is included in the table below (in thousands):

	Termination and Severance Costs	Fixed Asset and Operating ROU Asset Impairment	Arbitration Recovery	Total
Accrual balance, as of October 1, 2022	$112	$—	$—	$112
Restructuring and impairment costs	8,865	—	14,229	23,094
Amounts utilized	(8,355)	—	(14,229)	(22,584)
Accrual balance, as of September 30, 2023	622	—	—	622
Restructuring and other charges	14,130	8,377	(2,250)	20,257
Amounts utilized	(13,256)	(7,268)	2,250	(18,274)
Accrual balance, as of September 28, 2024	1,496	1,109	—	2,605
Restructuring and other charges	3,512	1,171	—	4,683
Amounts utilized	(5,008)	(2,234)	—	(7,242)
Accrual balance, as of September 27, 2025	$—	$46	$—	$46

The accrual balances outstanding as of September 30, 2023 and September 28, 2024 were fully utilized as of September 27, 2025.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 27, 2025, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of September 27, 2025, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective as of September 27, 2025.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 27, 2025, as stated in its report included herein.
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
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of September 27, 2025.

ITEM 9B.    OTHER INFORMATION
During the three months ended September 27, 2025, no director or “officer” of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders ("2026 Proxy Statement"), which will be filed within 120 days of the end of the Company's fiscal year.
Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under "Investors" and then "Corporate Governance" at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees; and includes provisions related to accounting and financial matters that apply to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, Plexus’ Code of Conduct and Business Ethics by posting such information on our website at www.plexus.com.
Information required under this item with respect to our Insider Trading Policy is contained in the 2026 Proxy Statement under the caption “Insider Trading Policy” and is incorporated herein by reference.
Information about our Executive Officers
The following table sets forth our executive officers, their ages as of November 14, 2025, and the positions held by each person:

Name	Age	Position
Todd P. Kelsey	60	President and Chief Executive Officer
Patrick J. Jermain	59	Executive Vice President and Chief Financial Officer
Oliver K. Mihm	53	Executive Vice President and Chief Operating Officer
Angelo M. Ninivaggi	58	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Michael J. Running	50	Regional President – AMER
Victor Tan	61	Regional President – APAC
Frank Zycinski	57	Regional President – EMEA
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

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board and Committee Responsibilities – Compensation & Leadership Development Committee," "Director Compensation for Fiscal 2025," "Compensation Discussion & Analysis," "Executive Compensation," "Compensation Committee Report" and "Pay Ratio Disclosure" in the 2026 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2026 Proxy Statement.
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 27, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	788,929	$—	$641,879
Equity compensation plans not approved by security holders	—	n/a	—
Total	788,929	$—	$641,879
(1) Represents options, stock-settled SARs, PSUs and RSUs granted under the 2024 Omnibus Incentive Plan, the 2016 Omnibus Incentive Plan and the 2008 Long-Term Incentive Plan, all of which were approved by shareholders. No further awards may be made under the 2008 Long-Term Incentive Plan or the 2016 Omnibus Incentive Plan.
(2) The weighted average exercise prices exclude PSUs and RSUs. There are no outstanding options, warrants or rights as of September 27, 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to "Corporate Governance – Board Composition & Structure – Director Independence" and "Certain Transactions" in the 2026 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Milwaukee, Wisconsin, Auditor Firm ID: 238. Incorporated herein by reference to the subheading "Ratify Independent Auditors - Fees and Services" in the 2026 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.3** †
Second Amended and Restated Master Accounts Receivable Purchase Agreement among Plexus Corp., and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited, Plexus Thailand Co., LTD. and each additional Seller Party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank, LTD., as the Purchaser, dated as of November 5, 2025.

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate.*	8-K	10.1	8/19/2016

10.5	Retirement and Transition Agreement, dated May 31, 2024, by and between Plexus Corp. and Steven J. Frisch.*	8-K	10.1	6/5/2024

10.6	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey.*	8-K	10.2	8/19/2016

10.7	Form of Change of Control Agreement with executive officers.*	8-K	10.2	5/21/2008

10.8	Summary of Directors' Compensation (1/22).*	10-Q	10.2	2/4/2022

10.9 (a)	Plexus Corp. Executive Deferred Compensation Plan.*	10-K	10.17	12/19/2000

10.9 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company.*	10-K	10.14	12/15/2003

10.10	Plexus Corp. Non-employee Directors Deferred Compensation Plan.*	10-K	10.10	11/19/2012

10.11 (a)	Plexus Corp. 2024 Omnibus Incentive Plan.*	8-K	10.1	2/14/2024

10.11 (b)	Forms of award agreements thereunder*

	(i) Form of Performance Stock Unit Agreement (Economic Return).	10-Q	10.1	8/2/2024

	(ii) Form of Performance Stock Unit Agreement (Total Shareholder Return).	10-Q	10.2	8/2/2024

	(iii) Form of Restricted Stock Unit Agreement.	10-Q	10.3	8/2/2024

	(iv) Form of Restricted Stock Unit Award Agreement for Directors.	10-Q	10.4	8/2/2024

	(v) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team	10-Q	10.1	1/31/2025

10.12 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan.* (superseded except as to outstanding awards).	10-Q	10.2	5/5/2017

10.12 (b)	Forms of award agreements thereunder*

	(i) Form of Performance Stock Unit Agreement.	10-Q	10.1	2/5/2021

	(ii) Form of Performance Stock Unit Agreement (Economic Return).	10-Q	10.1	2/3/2023

	(iii) Form of Performance Stock Unit Agreement (Total Shareholder Return).	10-Q	10.2	2/3/2023
	(iv) Form of Restricted Stock Unit Award.	10-Q	10.2	8/8/2016

	(v) Form of Restricted Stock Unit Award Agreement for Directors.	10-Q	10.1	2/3/2017

	(vi) Form of Stock Option Agreement.	10-Q	10.1	8/8/2016

	(vii) Form of Stock Appreciation Rights Agreement.	10-Q	10.3	8/8/2016

	(viii) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team.	10-K	10.1(b)(vi)	11/17/2017

10.13 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards).	10-Q	10.3	5/5/2017

10.13 (b)	Forms of award agreements thereunder*

	Form of Restricted Stock Unit Award.	10-Q	10.5(b)	5/8/2008

19	Insider Trading and Related Policies.	10-K	19	11/15/2024

21**	List of Subsidiaries.

23**	Consent of PricewaterhouseCoopers LLP.

24**	Power of Attorney (see signature page).

31.1**	Certification of President and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, (vi) the information included in Part I, Item IC, Part II, Item 9B(b) and Part III, Item 10 (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

**	Filed or furnished herewith.

†	Certain information has been omitted pursuant to Item 601(b)(10) of Regulation S-K, as applicable. The Company will furnish supplemental copies of any of the omitted information upon request by the SEC.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For fiscal 2025, 2024 and 2023 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2025:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,189	$2,938	$—	$(3,746)	$2,381
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$35,641	$2,882	$—	$—	$38,523

Fiscal Year 2024:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,914	$2,607	$—	$(1,332)	$3,189
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$31,949	$3,728	$—	$(36)	$35,641

Fiscal Year 2023:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,961	$2,197	$—	$(2,244)	$1,914
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$25,562	$6,425	$—	$(38)	$31,949

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 14, 2025	/s/ Todd P. Kelsey
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

/s/ Jennifer Wuamett
Jennifer Wuamett, Director

*Each of the above signatures is affixed as of November 14, 2025.