Form 10-Q
period 2026-01-03
PLEXUS CORP
filed 2026-02-05
CIK 785786

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
For the quarterly period ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2026, there were 26,786,466 shares of common stock outstanding.

PLEXUS CORP.

January 3, 2026

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 3, 2026	December 28, 2024
Net sales	$1,069,852	$976,122
Cost of sales	963,714	875,430
Gross profit	106,138	100,692
Selling and administrative expenses	51,674	49,149
Restructuring and other charges, net	—	4,683
Operating income	54,464	46,860
Other income (expense):
Interest expense	(2,888)	(3,554)
Interest income	984	1,234
Miscellaneous, net	(1,528)	(1,046)
Income before income taxes	51,032	43,494
Income tax expense	9,850	6,227
Net income	$41,182	$37,267
Earnings per share:
Basic	$1.54	$1.38
Diluted	$1.51	$1.34
Weighted average shares outstanding:
Basic	26,766	27,087
Diluted	27,349	27,763
Comprehensive income:
Net income	$41,182	$37,267
Other comprehensive income (loss):
Derivative instrument and other fair value adjustments	3,170	(16,756)
Foreign currency translation adjustments	793	(17,360)
Other comprehensive income (loss)	3,963	(34,116)
Total comprehensive income	$45,145	$3,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	January 3, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$248,825	$306,464
Restricted cash	598	294
Accounts receivable, net of allowances of $2,348 and $2,381, respectively	679,660	656,573
Contract assets	152,682	150,654
Inventories	1,305,339	1,229,839
Prepaid expenses and other	69,534	54,969
Total current assets	2,456,638	2,398,793
Property, plant and equipment, net	538,648	546,052
Operating lease right-of-use assets	70,346	72,863
Deferred income taxes	91,339	91,349
Other assets	28,996	28,053
Total non-current assets	729,329	738,317
Total assets	$3,185,967	$3,137,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$66,837	$45,793
Accounts payable	745,641	726,597
Advanced payments from customers	580,370	575,850
Accrued salaries and wages	82,303	109,076
Other accrued liabilities	68,481	61,367
Total current liabilities	1,543,632	1,518,683
Long-term debt and finance lease obligations, net of current portion	91,139	91,987
Long-term operating lease liabilities	27,327	29,422
Deferred income taxes	5,156	6,000
Other liabilities	37,650	36,430
Total non-current liabilities	161,272	163,839
Total liabilities	1,704,904	1,682,522
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,708 and 54,670 shares issued, respectively, and 26,713 and 26,828 shares outstanding, respectively	547	547
Additional paid-in capital	699,374	695,653
Common stock held in treasury, at cost, 27,995 and 27,842 shares, respectively	(1,277,842)	(1,255,451)
Retained earnings	2,037,210	1,996,028
Accumulated other comprehensive income	21,774	17,811
Total shareholders’ equity	1,481,063	1,454,588
Total liabilities and shareholders’ equity	$3,185,967	$3,137,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended
	January 3, 2026	December 28, 2024
Common stock - shares outstanding
Beginning of period	26,828	27,122
Exercise of stock options and vesting of other share-based awards	38	25
Treasury shares purchased	(153)	(85)
End of period	26,713	27,062

Total stockholders' equity, beginning of period	$1,454,588	$1,324,825
Common stock - par value
Beginning of period	547	545
Exercise of stock options and vesting of other share-based awards	—	—
End of period	547	545
Additional paid-in capital
Beginning of period	695,653	680,638
Share-based compensation expense	7,765	6,990
Exercise of stock options and vesting of other share-based awards, including tax withholding	(4,044)	(3,073)
End of period	699,374	684,555
Treasury stock
Beginning of period	(1,255,451)	(1,190,115)
Treasury shares purchased	(22,391)	(12,824)
End of period	(1,277,842)	(1,202,939)
Retained earnings
Beginning of period	1,996,028	1,823,143
Net income	41,182	37,267
End of period	2,037,210	1,860,410
Accumulated other comprehensive income (loss)
Beginning of period	17,811	10,614
Other comprehensive income (loss)	3,963	(34,116)
End of period	21,774	(23,502)
Total stockholders' equity, end of period	$1,481,063	$1,319,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	January 3, 2026	December 28, 2024
Cash flows from operating activities
Net income	$41,182	$37,267
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,236	19,408
Share-based compensation expense and related charges	7,765	6,990
Other, net	160	(1,085)
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	(22,844)	17,716
Contract assets	(2,017)	(7,830)
Inventories	(74,889)	10,923
Other current and non-current assets	(12,314)	5,535
Accrued income taxes payable	2,561	1,475
Accounts payable	43,931	62,196
Advanced payments from customers	4,347	(79,688)
Other current and non-current liabilities	(22,499)	(19,270)
Cash flows (used in) provided by operating activities	(15,381)	53,637
Cash flows from investing activities
Payments for property, plant and equipment	(35,195)	(26,528)
Other, net	64	47
Cash flows used in investing activities	(35,131)	(26,481)
Cash flows from financing activities
Borrowings under debt agreements	198,000	39,500
Payments on debt and finance lease obligations	(179,553)	(76,366)
Repurchases of common stock	(22,391)	(12,824)
Payments related to tax withholding for share-based compensation	(4,044)	(3,073)
Cash flows used in financing activities	(7,988)	(52,763)
Effect of exchange rate changes on cash and cash equivalents	1,165	(4,006)
Net decrease in cash and cash equivalents and restricted cash	(57,335)	(29,613)
Cash and cash equivalents and restricted cash:
Beginning of period	306,758	347,462
End of period	$249,423	$317,849
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 3, 2026 AND DECEMBER 28, 2024
(Unaudited)

1.    Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of January 3, 2026 and September 27, 2025, the results of operations and shareholders' equity for the three months ended January 3, 2026 and December 28, 2024, and the cash flows for the same three month periods.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The first quarter of fiscal 2026 included 14 weeks while all other fiscal quarters presented herein included 13 weeks.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740), which requires enhanced disclosures for income taxes. Early adoption is permitted. The Company intends to adopt the guidance when it becomes effective in the fourth quarter of fiscal 2026. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of the standard will have on our financial statement disclosures.
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of January 3, 2026 and September 27, 2025 consisted of the following (in thousands):

	January 3, 2026	September 27, 2025
Raw materials	$1,127,312	$1,069,064
Work-in-process	68,160	57,988
Finished goods	109,867	102,787
Total inventories	$1,305,339	$1,229,839
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory are included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets. As of January 3, 2026 and September 27, 2025, these customer deposits totaled $386.5 million and $413.7 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of January 3, 2026 and September 27, 2025, consisted of the following (in thousands):

	January 3, 2026	September 27, 2025
4.22% Senior Notes, due June 15, 2028	$50,000	$50,000
Borrowings under the Credit Facility	60,000	40,000
Finance lease and other financing obligations	48,400	48,274
Unamortized deferred financing fees	(424)	(494)
Total obligations	157,976	137,780
Less: current portion	(66,837)	(45,793)
Long-term debt, finance lease and other financing obligations, net of current portion	$91,139	$91,987
As of January 3, 2026, the Company was in compliance with covenants for all debt agreements.
During the three months ended January 3, 2026, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $145.0 million; the average daily borrowings were $86.4 million. During the three months ended December 28, 2024, the highest daily borrowing was $50.0 million; the average daily borrowings were $40.0 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $109.3 million and $89.0 million as of January 3, 2026 and September 27, 2025, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $110.0 million and $90.0 million as of January 3, 2026 and September 27, 2025, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 1 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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

The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $13.3 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $274.6 million as of January 3, 2026, and a notional value of $249.4 million as of September 27, 2025. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $13.3 million asset as of January 3, 2026, and a $10.1 million asset as of September 27, 2025.
The Company had additional forward currency exchange contracts outstanding with a notional value of $165.0 million as of January 3, 2026, and a notional value of $172.8 million as of September 27, 2025. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $1.8 million asset as of January 3, 2026, and a less than $0.1 million liability as of September 27, 2025.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 3, 2026	September 27, 2025		January 3, 2026	September 27, 2025
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$13,300	$10,141	Other accrued liabilities	$—	$11

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 3, 2026	September 27, 2025		January 3, 2026	September 27, 2025
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$2,614	$579	Other accrued liabilities	$829	$599

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income ("OCI") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	January 3, 2026	December 28, 2024
Foreign currency forward contracts	$8,424	$(14,303)

Derivative Impact on Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
		January 3, 2026	December 28, 2024
Foreign currency forward contracts	Cost of sales	$5,014	$2,303
Foreign currency forward contracts	Selling and administrative expenses	240	150

Derivatives not designated as hedging instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		January 3, 2026	December 28, 2024
Foreign currency forward contracts	Miscellaneous, net	$2,192	$4

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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of the Company’s derivatives as of January 3, 2026 and September 27, 2025, by input level:

Fair Value Measurements Using Input Levels Asset (in thousands)
Fiscal period ended January 3, 2026	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$15,085	$—	$15,085

Fiscal period ended September 27, 2025
Derivatives
Foreign currency forward contracts	$—	$10,110	$—	$10,110
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three months ended January 3, 2026 was $9.9 million compared to $6.2 million for the three months ended December 28, 2024.
The effective tax rates for the three months ended January 3, 2026 and December 28, 2024 were 19.3% and 14.3%, respectively. The effective tax rate for the three months ended January 3, 2026 was higher than the effective tax rate for the three months ended December 28, 2024 primarily due to the implementation of the global minimum tax across several jurisdictions in which the Company operates.

The amount of unrecognized tax benefits recorded for uncertain tax positions increased by $0.1 million for the three months ended January 3, 2026. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended January 3, 2026 was $0.3 million.
Within the next 12 months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $3.8 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended January 3, 2026, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to record a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended January 3, 2026 and December 28, 2024 (in thousands, except per share amounts):

	Three Months Ended
	January 3, 2026	December 28, 2024
Net income	$41,182	$37,267
Basic weighted average common shares outstanding	26,766	27,087
Dilutive effect of share-based awards and options outstanding	583	676
Diluted weighted average shares outstanding	27,349	27,763
Earnings per share:
Basic	$1.54	$1.38
Diluted	$1.51	$1.34
For the three months ended January 3, 2026, share-based awards for less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive awards. For the three months ended December 28, 2024, there were no antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three months ended January 3, 2026 and December 28, 2024 indicated were as follows (in thousands):

	Three Months Ended
	January 3, 2026	December 28, 2024
Finance lease expense:
Amortization of right-of-use assets	$1,305	$1,357
Interest on lease liabilities	1,602	1,426
Operating lease expense	2,808	2,584
Other lease expense	1,497	908
Total	$7,212	$6,275

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
The following tables set forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	January 3, 2026	September 27, 2025
ASSETS
Finance lease assets	Property, plant and equipment, net	$35,439	$36,127
Operating lease assets	Operating lease right-of-use assets	70,346	72,863
Total lease assets		$105,785	$108,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$3,609	$3,468
Operating lease liabilities	Other accrued liabilities	7,943	8,253
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	40,840	41,071
Operating lease liabilities	Long-term operating lease liabilities	27,327	29,422
Total lease liabilities		$79,719	$82,214

8.    Share-Based Compensation
The Company recognized $7.8 million and $7.0 million of compensation expense associated with share-based awards for the three months ended January 3, 2026 and December 28, 2024, respectively.

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
Information about the Company’s three reportable segments for the three months ended January 3, 2026 and December 28, 2024 is as follows (in thousands):

	Three Months Ended January 3, 2026
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$344,762	$611,704	$118,384	$(4,998)	$1,069,852
Cost of sales	314,695	521,643	107,105
Selling and administrative expenses	6,116	3,294	1,867
Segment income	$23,951	$86,767	$9,412		$120,130

Corporate and other costs					65,666
Other income (expense):
Interest expense					(2,888)
Interest income					984
Miscellaneous, net					(1,528)
Income before income taxes					$51,032

	Three Months Ended December 28, 2024
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$273,871	$607,147	$101,238	$(6,134)	$976,122
Cost of sales	247,858	516,167	94,687
Selling and administrative expenses	6,892	3,232	2,047
Segment income	$19,121	$87,748	$4,504		$111,373

Restructuring and other charges					4,683
Corporate and other costs					59,830
Other income (expense):
Interest expense					(3,554)
Interest income					1,234
Miscellaneous, net					(1,046)
Income before income taxes					$43,494

	Three Months Ended
	January 3, 2026	December 28, 2024
Capital expenditures:
AMER	$5,568	$12,532
APAC	27,716	11,613
EMEA	385	123
Corporate	1,526	2,260
	$35,195	$26,528

Depreciation:
AMER	$5,823	$5,754
APAC	8,264	8,040
EMEA	2,663	2,407
Corporate	2,486	2,911
	$19,236	$19,112

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
In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon specifications for periods generally ranging from 12 to 24 months. The Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party or cause other than the Company.
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

Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended January 3, 2026 and December 28, 2024 (in thousands):

	Three Months Ended
	January 3, 2026	December 28, 2024
Reserve balance, beginning of period	$7,419	$6,752
Accruals for warranties issued during the period	529	834
Settlements (in cash or in kind) during the period	(502)	(556)
Reserve balance, end of period	$7,446	$7,030

12.    Shareholders' Equity
On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and was completed in fiscal 2025. During the three months ended December 28, 2024, the Company repurchased 84,823 shares under this program for $12.8 million at an average price of $151.19 per share.
On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During the three months ended January 3, 2026, the Company repurchased 152,987 shares under this program for $22.4 million at an average price of $146.36 per share. As of January 3, 2026, $62.6 million of authority remained under the 2026 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three months ended January 3, 2026 and December 28, 2024 were not material.

The Company sold $216.3 million and $151.2 million of trade accounts receivable under these programs, or their predecessors, during the three months ended January 3, 2026 and December 28, 2024, respectively, in exchange for cash proceeds of $214.5 million and $149.7 million, respectively.
As of January 3, 2026 and September 27, 2025, $225.2 million and $214.4 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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

Disaggregated Revenue
The table below includes the Company’s revenue for the three months ended January 3, 2026 and December 28, 2024 (in thousands):

	Three Months Ended
	January 3, 2026	December 28, 2024
Net sales:
Aerospace/Defense	$177,931	$159,730
Healthcare/Life Sciences	466,027	374,089
Industrial	425,894	442,303
Total net sales	$1,069,852	$976,122
For the three months ended January 3, 2026 and December 28, 2024, approximately 85% of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the three months ended January 3, 2026 and December 28, 2024 (in thousands):

	Three Months Ended
	January 3, 2026	December 28, 2024
Contract assets, beginning of period	$150,654	$120,560
Revenue recognized during the period	938,801	802,487
Amounts collected or invoiced during the period	(936,773)	(794,961)
Contract assets, end of period	$152,682	$128,086
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on the Condensed Consolidated Balance Sheets. As of January 3, 2026 and September 27, 2025, the balance of advance payments from customers attributable to deferred revenue was $185.7 million and $151.3 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise, deferred revenue will be recognized based upon shipping terms.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of shortages, delays and price fluctuations in obtaining components as a result of economic cycles, capacity constraints, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate engagement terms, and the lack of a track record of order volume and timing; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customers and deliver product on a timely basis; the risks of concentration of work for certain customers; the effects of start-up costs of new programs and facilities or the costs associated with winding down programs or the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of the economy regionally or globally; the effect of changes in the pricing and margins of our services; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and regulatory matters in the United States and in the other countries in which we do business; the potential effect of other events outside our control, such as the conflict between Russia and Ukraine, conflict in the Middle East, escalating tensions between China and Taiwan or China and the United States, tensions in or amongst countries in which we operate or transact business, changes in energy prices, terrorism, global health epidemics and weather events; the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2025 Form 10-K.
*    *    *
OVERVIEW
At Plexus, we help create the products that build a better world. Driven by a passion for excellence, we partner with our customers to design, manufacture and service highly complex products in demanding regulatory environments. From life-saving medical devices and mission-critical aerospace and defense products to industrial automation systems and semiconductor capital equipment, our innovative solutions across the lifecycle of a product converge where advanced technology and human impact intersect. We provide these solutions to market-leading as well as disruptive global companies in the Aerospace/Defense, Healthcare/Life Sciences, and Industrial sectors, supported by a global team of over 20,000 members across our 27 facilities.
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
The following information should be read in conjunction with our condensed consolidated financial statements included herein and "Risk Factors" included in Part II, Item 1A included herein as well as Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, and our "Safe Harbor" Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	January 3, 2026	December 28, 2024
Net sales	$1,069.9	$976.1
Cost of sales	963.7	875.4
Gross profit	106.1	100.7
Gross margin	9.9%	10.3%
Operating income	54.5	46.9
Operating margin	5.1%	4.8%
Other expense	3.4	3.4
Income tax expense	9.9	6.2
Net income	41.2	37.3
Diluted earnings per share	$1.51	$1.34
Return on invested capital*	13.2%	13.8%
Economic return*	4.2%	4.9%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended January 3, 2026, net sales increased $93.8 million, or 9.6%, as compared to the three months ended December 28, 2024.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	January 3, 2026	December 28, 2024
Net sales:
AMER	$344.8	$273.9
APAC	611.7	607.1
EMEA	118.4	101.2
Elimination of inter-segment sales	(5.0)	(6.1)
Total net sales	$1,069.9	$976.1

AMER. Net sales for the three months ended January 3, 2026 in the AMER segment increased $70.9 million, or 25.9%, as compared to the three months ended December 28, 2024. The increase in net sales was driven by an increase of $81.6 million due to production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $8.7 million due to disengagements with customers.
APAC. Net sales for the three months ended January 3, 2026 in the APAC segment increased $4.6 million, or 0.8%, as compared to the three months ended December 28, 2024. The increase in net sales was driven by an increase of $5.8 million due to production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $5.8 million due to a disengagement with a customer.
EMEA. Net sales for the three months ended January 3, 2026 in the EMEA segment increased $17.2 million, or 17.0%, as compared to the three months ended December 28, 2024. The increase in net sales was driven by an increase of $10.0 million due to production ramps of new products for existing customers and overall net increased customer end-market demand.
Our net sales by market sector for the indicated fiscal period were as follows (in millions):

	Three Months Ended
	January 3, 2026	December 28, 2024
Net sales:
Aerospace/Defense	$178.0	$159.7
Healthcare/Life Sciences	466.0	374.1
Industrial	425.9	442.3
Total net sales	$1,069.9	$976.1
Aerospace/Defense. Net sales for the three months ended January 3, 2026 in the Aerospace/Defense sector increased $18.3 million, or 11.5%, as compared to the three months ended December 28, 2024. The increase in net sales was driven by an increase of $33.9 million in production ramps of new products for existing customers.
Healthcare/Life Sciences. Net sales for the three months ended January 3, 2026 in the Healthcare/Life Sciences sector increased $91.9 million, or 24.6%, as compared to the three months ended December 28, 2024. The increase in net sales was driven by an increase of $53.9 million in production ramps of new products for existing customers and overall net increased customer end-market demand.
Industrial. Net sales for the three months ended January 3, 2026 in the Industrial sector decreased $16.4 million, or 3.7%, as compared to the three months ended December 28, 2024. The decrease in net sales was driven by a decrease of $10.3 million due to a disengagement with a customer and overall net decreased customer end-market demand.
Cost of sales. Cost of sales for the three months ended January 3, 2026 increased $88.3 million, or 10.1%, as compared to the three months ended December 28, 2024. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For each of the three months ended January 3, 2026 and December 28, 2024, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs were related to material and component costs.
As compared to the three months ended December 28, 2024, the increase in cost of sales in the three months ended January 3, 2026 was primarily driven by an increase in net sales and an increase in fixed costs.
Gross profit. Gross profit for the three months ended January 3, 2026 increased $5.4 million, or 5.4%, as compared to the three months ended December 28, 2024. Gross margin of 9.9% for the three months ended January 3, 2026 decreased 40 basis points compared to the three months ended December 28, 2024. The primary driver of the increase in gross profit was the increase in net sales, partially offset by an increase in fixed costs which drove the decrease in gross margin.
Operating income. Operating income for the three months ended January 3, 2026 increased $7.6 million, or 16.2%, as compared to the three months ended December 28, 2024. Operating margin of 5.1% for the three months ended January 3, 2026 increased 30 basis points compared to the three months ended December 28, 2024. The primary drivers of the increase in operating income and operating margin for the three months ended January 3, 2026 were the result of the increase in gross profit as well as a decrease of $4.7 million in restructuring and other charges. The restructuring and other charges for the three months ended December 28, 2024 consisted of severance costs associated with a reduction in the Company's workforce in the EMEA and AMER regions. The increase in operating income was partially offset by an increase of $2.5 million in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs.

A discussion of operating income by reportable segment for the indicated fiscal period is presented below (in millions):

	Three Months Ended
	January 3, 2026	December 28, 2024
Operating income:
AMER	$24.0	$19.1
APAC	86.8	87.7
EMEA	9.4	4.5
Corporate and other costs	(65.7)	(64.4)
Total operating income	$54.5	$46.9
AMER. Operating income increased $4.9 million for the three months ended January 3, 2026 as compared to the three months ended December 28, 2024, primarily as a result of an increase in net sales, partially offset by a negative shift in customer mix and an increase in fixed costs.
APAC. Operating income decreased $0.9 million for the three months ended January 3, 2026 as compared to the three months ended December 28, 2024, primarily as a result of an increase in fixed costs.
EMEA. Operating income increased $4.9 million for the three months ended January 3, 2026 as compared to the three months ended December 28, 2024, primarily as a result of an increase in net sales and a positive shift in customer mix.
Other expense. Other expense for the three months ended January 3, 2026 remained flat compared to the three months ended December 28, 2024.
Income taxes. Income tax expense for the three months ended January 3, 2026 was $9.9 million compared to $6.2 million for the three months ended December 28, 2024. This increase was primarily driven by the implementation of the global minimum tax across several jurisdictions in which we operate, as well as an increase in pre-tax book income.

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
The annual effective tax rate for fiscal 2026 is expected to be approximately 16.0% to 18.0% assuming no changes to tax laws.
Net income. Net income for the three months ended January 3, 2026 increased $3.9 million, or 10.5%, from the three months ended December 28, 2024 to $41.2 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $1.51 for the three months ended January 3, 2026 from $1.34 for the three months ended December 28, 2024, primarily as a result of increased net income due to the factors discussed above.
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

We review our internal calculation of WACC annually. Our WACC is 9.0% for fiscal 2026 and 8.9% for fiscal 2025. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the three months ended January 3, 2026, ROIC of 13.2% reflects an economic return of 4.2%, based on our WACC of 9.0%, and for the three months ended December 28, 2024, ROIC of 13.8% reflects an economic return of 4.9%, based on our WACC of 8.9%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this Quarterly Report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Three Months Ended
	January 3, 2026	December 28, 2024
Adjusted operating income (tax-effected)	$180.8	$175.2
Average invested capital	1,374.5	1,268.3
After-tax ROIC	13.2%	13.8%
WACC	9.0%	8.9%
Economic return	4.2%	4.9%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $249.4 million as of January 3, 2026, as compared to $306.8 million as of September 27, 2025.
As of January 3, 2026, 91% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execute our share repurchase authorization as management deems appropriate, for the next twelve months.
Cash Flows. The following table provides a summary of cash flows (in millions):

	Three Months Ended
	January 3, 2026	December 28, 2024
Cash flows (used in) provided by operating activities	$(15.4)	$53.6
Cash flows used in investing activities	(35.1)	(26.4)
Cash flows used in financing activities	(8.0)	(52.8)
Effect of exchange rate changes on cash and cash equivalents	1.2	(4.0)
Net decrease in cash and cash equivalents and restricted cash	$(57.3)	$(29.6)
Operating Activities. Cash flows used in operating activities were $15.4 million for the three months ended January 3, 2026, as compared to cash flows provided by operating activities of $53.6 million for the three months ended December 28, 2024. The decrease was primarily due to cash flow improvements (reductions) of:

•$3.9 million increase in net income.
•$(85.8) million in inventory cash flows driven by an increase in inventory associated with ramping programs in the three months ended January 3, 2026 compared to a decrease in inventory driven by inventory reduction efforts in the three months ended December 28, 2024.
•$(40.6) million in accounts receivable cash flows driven by an increase in net sales as well as the timing of shipments and mix of customer payment terms.
•$(18.3) million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.

•$(17.8) million in other current and non-current asset cash flows primarily driven by an increase in non-hedge derivative assets and prepayments to suppliers in the three months ended January 3, 2026 as compared a decrease in the three months ended December 28, 2024.
•$84.0 million in advanced payments from customers cash flows as prior year had a significant outflow of deposit returns due to inventory management efforts.
•$5.8 million in contract assets cash flows corresponding to changes in demand from over time customers.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	January 3, 2026	December 28, 2024
Days in accounts receivable	58	56
Days in contract assets	13	12
Days in inventory	124	134
Days in accounts payable	(71)	(69)
Days in advanced payments	(55)	(65)
Annualized cash cycle	69	68
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
As of January 3, 2026, annualized cash cycle days increased one day compared to December 28, 2024 due to the following:
Days in accounts receivable for the three months ended January 3, 2026 increased two days compared to the three months ended December 28, 2024. The increase is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended January 3, 2026 increased one day compared to the three months ended December 28, 2024. The increase is primarily attributed to an increase in demand from customers with arrangements requiring revenue to be recognized over time as products are produced.
Days in inventory for the three months ended January 3, 2026 decreased ten days compared to the three months ended December 28, 2024. The decrease is primarily attributable to increased net sales and continued inventory management efforts.
Days in accounts payable for the three months ended January 3, 2026 increased two days compared to the three months ended December 28, 2024. The increase is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended January 3, 2026 decreased ten days compared to the three months ended December 28, 2024. The decrease was primarily attributable to a return of advanced payments to customers due to continued inventory management efforts.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $(50.6) million for the three months ended January 3, 2026 compared to $27.1 million for the three months ended December 28, 2024, a decrease of $77.7 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP as follows (in millions):

	Three Months Ended
	January 3, 2026	December 28, 2024
Cash flows (used in) provided by operating activities	$(15.4)	$53.6
Payments for property, plant and equipment	(35.2)	(26.5)
Free cash flow	$(50.6)	$27.1
Investing Activities. Cash flows used in investing activities were $35.1 million for the three months ended January 3, 2026 compared to $26.4 million for the three months ended December 28, 2024. The increase in cash used in investing activities was due to an $8.7 million increase in capital expenditures.
We currently estimate capital expenditures for fiscal 2026 will be approximately $100.0 million to $120.0 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows used in financing activities were $8.0 million for the three months ended January 3, 2026 compared to $52.8 million for the three months ended December 28, 2024. The decrease was primarily attributable to net borrowings on the credit facility for the three months ended January 3, 2026 of $20.0 million compared to net repayments on the credit facility for the three months ended December 28, 2024 of $35.0 million, partially offset by an increase of $9.6 million in cash used to repurchase our common stock.
On August 14, 2024, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and was completed in fiscal 2025. During the three months ended December 28, 2024, we repurchased 84,823 shares under this program for $12.8 million at an average price of $151.19 per share.
On May 14, 2025, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During the three months ended January 3, 2026, we repurchased 152,987 shares under this program for $22.4 million at an average price of $146.36 per share. As of January 3, 2026, $62.6 million of authority remained under the 2026 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of January 3, 2026 is $340.0 million. The maximum facility amount under the HSBC RPA as of January 3, 2026 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $216.3 million and $151.2 million of trade accounts receivable under these programs during the three months ended January 3, 2026 and December 28, 2024, respectively, in exchange for cash proceeds of $214.5 million and $149.7 million, respectively. As of January 3, 2026 and September 27, 2025, $225.2 million and $214.4 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the first quarter of fiscal 2026, cash and cash equivalents and restricted cash were $249 million, while debt, finance lease and other financing obligations were $158 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2025 Annual Report on Form 10-K. During the first quarter of fiscal 2026, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See "Recently Issued Accounting Pronouncements Not Yet Adopted," in Note 1, "Basis of Presentation" in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of fiscal 2026, there were no material changes in our exposure to market risk from changes in foreign exchange and interest rates from those disclosed in our 2025 Annual Report on Form 10-K.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Net Sales	10%	10%
Total Costs	17%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of January 3, 2026, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.

Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of January 3, 2026, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of January 3, 2026, the borrowing rate under the Credit Facility was SOFR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of January 3, 2026, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of January 3, 2026, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1A.    RISK FACTORS
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025 that have had no material changes.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended January 3, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
September 28, 2025- November 1, 2025	58,768	$145.54	58,768	$76,477,972
November 2, 2025- November 29, 2025	47,892	141.30	47,892	69,710,991
November 30, 2025- January 3, 2026	46,327	152.63	46,327	62,639,956
Total	152,987	$146.36	152,987
(1) On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration.
The table above reflects the maximum dollar amount remaining available for purchase under the 2026 Program as of January 3, 2026.

ITEM 5.    OTHER INFORMATION
(c) During the first quarter of fiscal 2026, none of our directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K), except that on November 20, 2025, Todd Kelsey, the Company's President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 23,231 shares of the Company's common stock through February 18, 2027.

ITEM 6.    EXHIBITS
The list of exhibits is included below.

Exhibit No.	Exhibit
10.1	Plexus Corp. Compensation Recovery Policy.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements.
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2026, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal first quarter ended January 3, 2026, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	February 5, 2026	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	February 5, 2026	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer