Form 10-Q
period 2026-04-04
PLEXUS CORP
filed 2026-05-07
CIK 785786

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
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2026, there were 26,756,421 shares of common stock outstanding.

PLEXUS CORP.

April 4, 2026

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net sales	$1,163,757	$980,170	$2,233,609	$1,956,292
Cost of sales	1,044,581	882,419	2,008,295	1,757,849
Gross profit	119,176	97,751	225,314	198,443
Selling and administrative expenses	57,339	48,960	109,013	98,109
Restructuring and other charges, net	—	—	—	4,683
Operating income	61,837	48,791	116,301	95,651
Other income (expense):
Interest expense	(3,422)	(3,137)	(6,310)	(6,691)
Interest income	812	871	1,796	2,105
Miscellaneous, net	(1,350)	(1,502)	(2,878)	(2,548)
Income before income taxes	57,877	45,023	108,909	88,517
Income tax expense	8,068	5,950	17,918	12,177
Net income	$49,809	$39,073	$90,991	$76,340
Earnings per share:
Basic	$1.86	$1.44	$3.40	$2.82
Diluted	$1.82	$1.41	$3.32	$2.75
Weighted average shares outstanding:
Basic	26,757	27,109	26,762	27,098
Diluted	27,310	27,662	27,369	27,726
Comprehensive income:
Net income	$49,809	$39,073	$90,991	$76,340
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(6,888)	863	(3,718)	(15,893)
Foreign currency translation adjustments	(3,682)	8,885	(2,889)	(8,475)
Other comprehensive (loss) income	(10,570)	9,748	(6,607)	(24,368)
Total comprehensive income	$39,239	$48,821	$84,384	$51,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	April 4, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$303,133	$306,464
Restricted cash	48	294
Accounts receivable, net of allowances of $2,380 and $2,381, respectively	702,339	656,573
Contract assets	160,382	150,654
Inventories	1,373,732	1,229,839
Prepaid expenses and other	97,569	54,969
Total current assets	2,637,203	2,398,793
Property, plant and equipment, net	535,171	546,052
Operating lease right-of-use assets	68,632	72,863
Deferred income taxes	91,663	91,349
Other assets	28,300	28,053
Total non-current assets	723,766	738,317
Total assets	$3,360,969	$3,137,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$143,112	$45,793
Accounts payable	851,909	726,597
Advanced payments from customers	565,346	575,850
Accrued salaries and wages	90,924	109,076
Other accrued liabilities	60,989	61,367
Total current liabilities	1,712,280	1,518,683
Long-term debt and finance lease obligations, net of current portion	91,034	91,987
Long-term operating lease liabilities	25,769	29,422
Deferred income taxes	5,155	6,000
Other liabilities	36,931	36,430
Total non-current liabilities	158,889	163,839
Total liabilities	1,871,169	1,682,522
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,861 and 54,670 shares issued, respectively, and 26,757 and 26,828 shares outstanding, respectively	549	547
Additional paid-in capital	689,909	695,653
Common stock held in treasury, at cost, 28,104 and 27,842 shares, respectively	(1,298,881)	(1,255,451)
Retained earnings	2,087,019	1,996,028
Accumulated other comprehensive income	11,204	17,811
Total shareholders’ equity	1,489,800	1,454,588
Total liabilities and shareholders’ equity	$3,360,969	$3,137,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Common stock - shares outstanding
Beginning of period	26,713	27,062	26,828	27,122
Exercise of stock options and vesting of other share-based awards	153	146	191	171
Treasury shares purchased	(109)	(86)	(262)	(171)
End of period	26,757	27,122	26,757	27,122

Total stockholders' equity, beginning of period	$1,481,063	$1,319,069	$1,454,588	$1,324,825
Common stock - par value
Beginning of period	547	545	547	545
Exercise of stock options and vesting of other share-based awards	2	2	2	2
End of period	549	547	549	547
Additional paid-in capital
Beginning of period	699,374	684,555	695,653	680,638
Share-based compensation expense	7,920	7,781	15,685	14,771
Exercise of stock options and vesting of other share-based awards, including tax withholding	(17,385)	(11,456)	(21,429)	(14,529)
End of period	689,909	680,880	689,909	680,880
Treasury stock
Beginning of period	(1,277,842)	(1,202,939)	(1,255,451)	(1,190,115)
Treasury shares purchased	(21,039)	(12,542)	(43,430)	(25,366)
End of period	(1,298,881)	(1,215,481)	(1,298,881)	(1,215,481)
Retained earnings
Beginning of period	2,037,210	1,860,410	1,996,028	1,823,143
Net income	49,809	39,073	90,991	76,340
End of period	2,087,019	1,899,483	2,087,019	1,899,483
Accumulated other comprehensive income (loss)
Beginning of period	21,774	(23,502)	17,811	10,614
Other comprehensive (loss) income	(10,570)	9,748	(6,607)	(24,368)
End of period	11,204	(13,754)	11,204	(13,754)
Total stockholders' equity, end of period	$1,489,800	$1,351,675	$1,489,800	$1,351,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities
Net income	$90,991	$76,340
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38,493	38,925
Share-based compensation expense and related charges	15,685	14,771
Other, net	(88)	(6,125)
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	(47,335)	9,100
Contract assets	(9,770)	(15,624)
Inventories	(145,413)	25,310
Other current and non-current assets	(45,965)	(240)
Accrued income taxes payable	(7,006)	(12,390)
Accounts payable	146,673	70,624
Advanced payments from customers	(9,945)	(95,297)
Other current and non-current liabilities	(13,240)	(15,064)
Cash flows provided by operating activities	13,080	90,330
Cash flows from investing activities
Payments for property, plant and equipment	(47,650)	(46,726)
Other, net	(29)	(28)
Cash flows used in investing activities	(47,679)	(46,754)
Cash flows from financing activities
Borrowings under debt agreements	384,500	127,000
Payments on debt and finance lease obligations	(289,863)	(165,202)
Repurchases of common stock	(43,430)	(25,366)
Payments related to tax withholding for share-based compensation	(21,426)	(14,527)
Cash flows provided by (used in) financing activities	29,781	(78,095)
Effect of exchange rate changes on cash and cash equivalents	1,241	(2,381)
Net decrease in cash and cash equivalents and restricted cash	(3,577)	(36,900)
Cash and cash equivalents and restricted cash:
Beginning of period	306,758	347,462
End of period	$303,181	$310,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 4, 2026 AND MARCH 29, 2025
(Unaudited)

1.    Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of April 4, 2026 and September 27, 2025, the results of operations and shareholders' equity for the three and six months ended April 4, 2026 and March 29, 2025, and the cash flows for the same six month periods.
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740), which requires enhanced disclosures for income taxes. Early adoption is permitted. The Company intends to adopt the guidance when it becomes effective in the fourth quarter of fiscal 2026. The Company is currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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

2.    Inventories
Inventories as of April 4, 2026 and September 27, 2025 consisted of the following (in thousands):

	April 4, 2026	September 27, 2025
Raw materials	$1,186,396	$1,069,064
Work-in-process	87,845	57,988
Finished goods	99,491	102,787
Total inventories	$1,373,732	$1,229,839
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory are included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets. As of April 4, 2026 and September 27, 2025, these customer deposits totaled $384.2 million and $413.7 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of April 4, 2026 and September 27, 2025, consisted of the following (in thousands):

	April 4, 2026	September 27, 2025
4.22% Senior Notes, due June 15, 2028	$50,000	$50,000
Borrowings under the Credit Facility	137,000	40,000
Finance lease and other financing obligations	47,499	48,274
Unamortized deferred financing fees	(353)	(494)
Total obligations	234,146	137,780
Less: current portion	(143,112)	(45,793)
Long-term debt, finance lease and other financing obligations, net of current portion	$91,034	$91,987
As of April 4, 2026, the Company was in compliance with covenants under all debt agreements.
During the six months ended April 4, 2026, the highest daily borrowing under the Company's 5-year senior unsecured revolving credit facility (referred to as the "Credit Facility") was $187.0 million; the average daily borrowings were $104.8 million. During the six months ended March 29, 2025, the highest daily borrowing was $52.0 million; the average daily borrowings were $34.8 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $186.0 million and $89.0 million as of April 4, 2026 and September 27, 2025, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $187.0 million and $90.0 million as of April 4, 2026 and September 27, 2025, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 1 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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

The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $6.4 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $276.0 million as of April 4, 2026, and a notional value of $249.4 million as of September 27, 2025. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $6.4 million asset as of April 4, 2026, and a $10.1 million asset as of September 27, 2025.
The Company had additional forward currency exchange contracts outstanding with a notional value of $150.8 million as of April 4, 2026, and a notional value of $172.8 million as of September 27, 2025. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $2.2 million liability as of April 4, 2026, and a less than $0.1 million liability as of September 27, 2025.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 4, 2026	September 27, 2025		April 4, 2026	September 27, 2025
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$6,895	$10,141	Other accrued liabilities	$483	$11

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		April 4, 2026	September 27, 2025		April 4, 2026	September 27, 2025
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$476	$579	Other accrued liabilities	$2,662	$599

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income ("OCI") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI on Derivatives
	April 4, 2026	March 29, 2025
Foreign currency forward contracts	$1,494	$1,854

Derivative Impact on Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
		April 4, 2026	March 29, 2025
Foreign currency forward contracts	Cost of sales	$7,878	$896
Foreign currency forward contracts	Selling and administrative expenses	504	95

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		April 4, 2026	March 29, 2025
Foreign currency forward contracts	Miscellaneous, net	$(606)	$736

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income ("OCI") (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	April 4, 2026	March 29, 2025
Foreign currency forward contracts	$9,918	$(12,449)

Derivative Impact on Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Six Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
		April 4, 2026	March 29, 2025
Foreign currency forward contracts	Cost of sales	$12,892	$3,199
Foreign currency forward contracts	Selling and administrative expenses	744	245

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		April 4, 2026	March 29, 2025
Foreign currency forward contracts	Miscellaneous, net	$1,586	$(3,478)

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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

The following table lists the fair values of the Company’s derivatives as of April 4, 2026 and September 27, 2025, by input level:

Fair Value Measurements Using Input Levels Asset (in thousands)
Fiscal period ended April 4, 2026	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$4,226	$—	$4,226

Fiscal period ended September 27, 2025
Derivatives
Foreign currency forward contracts	$—	$10,110	$—	$10,110
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and six months ended April 4, 2026 was $8.1 million and $17.9 million, respectively, compared to $6.0 million and $12.2 million for the three and six months ended March 29, 2025, respectively.
The effective tax rates for the three and six months ended April 4, 2026 were 13.9% and 16.5%, respectively, compared to the effective tax rates of 13.2% and 13.8% for the three and six months ended March 29, 2025, respectively. The effective tax rates for the three and six months ended April 4, 2026 were higher than the effective tax rates for the three and six months ended March 29, 2025 primarily due to the implementation of the global minimum tax across several jurisdictions in which the Company operates.
The amount of unrecognized tax benefits recorded for uncertain tax positions decreased by $0.8 million for the three months ended April 4, 2026. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended April 4, 2026 were $0.1 million and $0.2 million, respectively.
Within the next 12 months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $2.8 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended April 4, 2026, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to record a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 4, 2026 and March 29, 2025 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net income	$49,809	$39,073	$90,991	$76,340
Basic weighted average common shares outstanding	26,757	27,109	26,762	27,098
Dilutive effect of share-based awards and options outstanding	553	553	607	628
Diluted weighted average shares outstanding	27,310	27,662	27,369	27,726
Earnings per share:
Basic	$1.86	$1.44	$3.40	$2.82
Diluted	$1.82	$1.41	$3.32	$2.75
For the three months ended April 4, 2026, share-based awards of 0.1 million shares were not included in the computation of diluted earnings per shares as they were antidilutive awards. For the six months ended April 4, 2026 as well as the three and six months ended March 29, 2025, share-based awards of less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and six months ended April 4, 2026 and March 29, 2025 indicated were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Finance lease expense:
Amortization of right-of-use assets	$1,203	$1,374	$2,508	$2,731
Interest on lease liabilities	1,326	1,275	2,928	2,701
Operating lease expense	2,606	2,610	5,414	5,194
Other lease expense	906	1,520	2,403	2,428
Total	$6,041	$6,779	$13,253	$13,054
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	April 4, 2026	September 27, 2025
ASSETS
Finance lease assets	Property, plant and equipment, net	$34,507	$36,127
Operating lease assets	Operating lease right-of-use assets	68,632	72,863
Total lease assets		$103,139	$108,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$3,263	$3,468
Operating lease liabilities	Other accrued liabilities	7,758	8,253
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	40,665	41,071
Operating lease liabilities	Long-term operating lease liabilities	25,769	29,422
Total lease liabilities		$77,455	$82,214

8.    Share-Based Compensation
The Company recognized $7.9 million and $15.7 million of compensation expense associated with share-based awards for the three and six months ended April 4, 2026, respectively, and $7.1 million and $14.1 million for the three and six months ended March 29, 2025, respectively.

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
Information about the Company’s three reportable segments for the three and six months ended April 4, 2026 and March 29, 2025 is as follows (in thousands):

	Three Months Ended April 4, 2026
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$396,980	$651,960	$115,753	$(936)	$1,163,757
Cost of sales	355,603	554,754	106,433
Selling and administrative expenses	6,327	3,469	1,994
Segment income	$35,050	$93,737	$7,326		$136,113

Corporate and other costs					74,276
Other income (expense):
Interest expense					(3,422)
Interest income					812
Miscellaneous, net					(1,350)
Income before income taxes					$57,877

	Three Months Ended March 29, 2025
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$295,195	$587,010	$102,612	$(4,647)	$980,170
Cost of sales	267,058	501,754	96,266
Selling and administrative expenses	4,974	3,017	2,554
Segment income	$23,163	$82,239	$3,792		$109,194

Corporate and other costs					60,403
Other income (expense):
Interest expense					(3,137)
Interest income					871
Miscellaneous, net					(1,502)
Income before income taxes					$45,023

	Six Months Ended April 4, 2026
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$741,742	$1,263,664	$234,137	$(5,934)	$2,233,609
Cost of sales	670,298	1,076,397	213,538
Selling and administrative expenses	12,443	6,763	3,861
Segment income	$59,001	$180,504	$16,738		$256,243

Corporate and other costs					139,942
Other income (expense):
Interest expense					(6,310)
Interest income					1,796
Miscellaneous, net					(2,878)
Income before income taxes					$108,909

	Six Months Ended March 29, 2025
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$569,066	$1,194,157	$203,850	$(10,781)	$1,956,292
Cost of sales	514,916	1,017,921	190,953
Selling and administrative expenses	11,866	6,249	4,601
Segment income	$42,284	$169,987	$8,296		$220,567

Restructuring and other charges					4,683
Corporate and other costs					120,233
Other income (expense):
Interest expense					(6,691)
Interest income					2,105
Miscellaneous, net					(2,548)
Income before income taxes					$88,517

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Capital expenditures:
AMER	$7,325	$3,155	$12,893	$15,687
APAC	2,021	13,262	29,737	24,875
EMEA	398	1,043	783	1,166
Corporate	2,711	2,738	4,237	4,998
	$12,455	$20,198	$47,650	$46,726

Depreciation:
AMER	$5,843	$5,700	$11,666	$11,454
APAC	7,566	8,353	15,830	16,393
EMEA	2,429	1,916	5,092	5,658
Corporate	3,419	3,251	5,905	4,827
	$19,257	$19,220	$38,493	$38,332

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended April 4, 2026 and March 29, 2025 (in thousands):

	Six Months Ended
	April 4, 2026	March 29, 2025
Reserve balance, beginning of period	$7,419	$6,752
Accruals for warranties issued during the period	2,704	1,550
Settlements (in cash or in kind) during the period	(1,799)	(574)
Reserve balance, end of period	$8,324	$7,728

12.    Shareholders' Equity
On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and was completed in fiscal 2025. During the three months ended March 29, 2025, the Company repurchased 86,239 shares under this program for $12.2 million at an average price of $141.18 per share. During the six months ended March 29, 2025, the Company repurchased 171,062 shares under this program for $25.0 million at an average price of $146.14 per share. The three and six months ended March 29, 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million.
On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During the three months ended April 4, 2026, the Company repurchased 109,105 shares under this program for $20.6 million at an average price of $189.22 per share. During the six months ended April 4, 2026, the Company repurchased 262,092 shares under this program for $43.0 million at an average price of $164.20 per share. The three and six months ended April 4, 2026 purchased amounts exclude excise tax on share repurchases of $0.4 million. As of April 4, 2026, $42.0 million of authority remained under the 2026 Program.

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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the six months ended April 4, 2026 and March 29, 2025 were not material.

The Company sold $223.3 million and $171.8 million of trade accounts receivable under these programs, or their predecessors, during the three months ended April 4, 2026 and March 29, 2025, respectively, in exchange for cash proceeds of $221.4 million and $170.1 million, respectively.
The Company sold $439.6 million and $323.0 million of trade accounts receivable under these programs, or their predecessors, during the six months ended April 4, 2026 and March 29, 2025, respectively, in exchange for cash proceeds of $435.9 million and $319.8 million, respectively.
As of April 4, 2026 and September 27, 2025, $236.1 million and $214.4 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and six months ended April 4, 2026 and March 29, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net sales:
Aerospace/Defense	$212,218	$172,516	$390,149	$332,246
Healthcare/Life Sciences	472,869	410,642	938,896	784,731
Industrial	478,670	397,012	904,564	839,315
Total net sales	$1,163,757	$980,170	$2,233,609	$1,956,292
For the three and six months ended April 4, 2026 and March 29, 2025, approximately 85% of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the six months ended April 4, 2026 and March 29, 2025 (in thousands):

	Six Months Ended
	April 4, 2026	March 29, 2025
Contract assets, beginning of period	$150,654	$120,560
Revenue recognized during the period	1,898,567	1,646,863
Amounts collected or invoiced during the period	(1,888,839)	(1,631,292)
Contract assets, end of period	$160,382	$136,131

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on the Condensed Consolidated Balance Sheets. As of April 4, 2026 and September 27, 2025, the balance of advance payments from customers attributable to deferred revenue was $170.4 million and $151.3 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise, deferred revenue will be recognized based upon shipping terms.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of shortages, delays and price fluctuations in obtaining components as a result of economic cycles, capacity constraints, natural disasters or otherwise; the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate engagement terms, and the lack of a track record of order volume and timing; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customers and deliver product on a timely basis; the risks of concentration of work for certain customers; the effects of start-up costs of new programs and facilities or the costs associated with winding down programs or the closure or consolidation of facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the outcome of litigation and regulatory investigations and proceedings, including the results of any challenges with regard to such outcomes; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; risks related to information technology systems and data security; increasing regulatory and compliance requirements; any tax law changes and related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of the economy regionally or globally; the effect of changes in the pricing and margins of our services; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and regulatory matters in the United States and in the other countries in which we do business; the potential effect of other events outside our control, such as the conflict between Russia and Ukraine, conflict in the Middle East (including in Iran), escalating tensions between China and Taiwan or China and the United States, tensions in or amongst countries in which we operate or transact business; changes in energy prices, terrorism, global health epidemics and weather events; the impact of increased competition; an inability to successfully manage human capital, including succession planning for and transition of senior executives; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings, particularly in Risk Factors contained in our fiscal 2025 Form 10-K.
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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net sales	$1,163.8	$980.2	$2,233.6	$1,956.3
Cost of sales	1,044.6	882.4	2,008.3	1,757.8
Gross profit	119.2	97.8	225.3	198.4
Gross margin	10.2%	10.0%	10.1%	10.1%
Operating income	61.8	48.8	116.3	95.7
Operating margin	5.3%	5.0%	5.2%	4.9%
Other expense	4.0	3.8	7.4	7.1
Income tax expense	8.1	6.0	17.9	12.2
Net income	49.8	39.1	91.0	76.3
Diluted earnings per share	$1.82	$1.41	$3.32	$2.75
Return on invested capital*			13.8%	13.7%
Economic return*			4.8%	4.8%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended April 4, 2026, net sales increased $183.6 million, or 18.7%, as compared to the three months ended March 29, 2025. For the six months ended April 4, 2026, net sales increased $277.3 million, or 14.2%, as compared to the six months ended March 29, 2025.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net sales:
AMER	$396.9	$295.2	$741.7	$569.1
APAC	652.0	587.0	1,263.7	1,194.2
EMEA	115.8	102.6	234.1	203.9
Elimination of inter-segment sales	(0.9)	(4.6)	(5.9)	(10.9)
Total net sales	$1,163.8	$980.2	$2,233.6	$1,956.3

AMER. Net sales for the three months ended April 4, 2026 in the AMER segment increased $101.7 million, or 34.5%, as compared to the three months ended March 29, 2025. The increase in net sales was driven by an increase of $87.2 million due to production ramps of new products for existing customers and an increase of $28.9 million due to production ramps for new customers. The increase was partially offset by net decreased customer-specific end-market demand.
During the six months ended April 4, 2026, net sales in the AMER segment increased $172.6 million, or 30.3%, as compared to the six months ended March 29, 2025. The increase in net sales was driven by an increase of $168.0 million due to production ramps of new products for existing customers and an increase of $34.5 million due to production ramps for new customers. The increase was partially offset by a decrease of $16.1 million due to disengagements with customers and net decreased customer-specific end-market demand.
APAC. Net sales for the three months ended April 4, 2026 in the APAC segment increased $65.0 million, or 11.1%, as compared to the three months ended March 29, 2025. The increase in net sales was driven by overall net increased customer end-market demand and an increase of $17.5 million due to production ramps of new products for existing customers.
During the six months ended April 4, 2026, net sales in the APAC segment increased $69.5 million, or 5.8%, as compared to the six months ended March 29, 2025. The increase in net sales was driven by overall net increased customer end-market demand and an increase of $27.7 million due to production ramps of new products for existing customers. The increase was partially offset by a decrease of $5.8 million due to a disengagement with a customer.
EMEA. Net sales for the three months ended April 4, 2026 in the EMEA segment increased $13.2 million, or 12.9%, as compared to the three months ended March 29, 2025. The increase in net sales was driven by overall net increased customer end-market demand.
During the six months ended April 4, 2026, net sales in the EMEA segment increased $30.2 million, or 14.8%, as compared to the six months ended March 29, 2025. The increase in net sales was driven by an increase of $17.3 million due to production ramps of new products for existing customers and overall net increased customer end-market demand.
Our net sales by market sector for the indicated fiscal period were as follows (in millions):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net sales:
Aerospace/Defense	$212.2	$172.5	$390.1	$332.2
Healthcare/Life Sciences	472.9	410.7	938.9	784.8
Industrial	478.7	397.0	904.6	839.3
Total net sales	$1,163.8	$980.2	$2,233.6	$1,956.3
Aerospace/Defense. Net sales for the three months ended April 4, 2026 in the Aerospace/Defense sector increased $39.7 million, or 23.0%, as compared to the three months ended March 29, 2025. The increase in net sales was driven by an increase of $26.9 million in production ramps of new products for existing customers, an increase of $9.8 million due to production ramps for a new customer and overall net increased customer end-market demand.
During the six months ended April 4, 2026, net sales in the Aerospace/Defense sector increased $57.9 million, or 17.4%, as compared to the six months ended March 29, 2025. The increase in net sales was driven by an increase of $62.8 million in production ramps of new products for existing customers and an increase of $10.8 million due to production ramps for a new customer. The increase was partially offset by a decrease of $6.8 million due to a disengagement with a customer.
Healthcare/Life Sciences. Net sales for the three months ended April 4, 2026 in the Healthcare/Life Sciences sector increased $62.2 million, or 15.1%, as compared to the three months ended March 29, 2025. The increase in net sales was driven by an increase of $62.9 million in production ramps of new products for existing customers.
During the six months ended April 4, 2026, net sales in the Healthcare/Life Sciences sector increased $154.1 million, or 19.6%, as compared to the six months ended March 29, 2025. The increase in net sales was driven by an increase of $118.5 million in production ramps of new products for existing customers, overall net increased customer end-market demand and an increase of $5.3 million due to production ramps for a new customer.
Industrial. Net sales for the three months ended April 4, 2026 in the Industrial sector increased $81.7 million, or 20.6%, as compared to the three months ended March 29, 2025. The increase in net sales was driven by overall net increased customer end-market demand, an increase of $15.8 million due to production ramps for new customers and an increase of $15.1 million due to production ramps of new products for existing customers.
During the six months ended April 4, 2026, net sales in the Industrial sector increased $65.3 million, or 7.8%, as compared to the six months ended March 29, 2025. The increase in net sales was driven by overall net increased customer end-market demand, an increase of $24.4 million in production ramps of new products for existing customers and an increase of $18.5 million due to production ramps for new customers. The increase was partially offset by a decrease of $15.1 million due to a disengagement with a customer.
Cost of sales. Cost of sales for the three months ended April 4, 2026 increased $162.2 million, or 18.4%, as compared to the three months ended March 29, 2025, while cost of sales for the six months ended April 4, 2026 increased $250.5 million, or 14.3% as compared to the six months ended March 29, 2025. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both of the three and six months ended April 4, 2026 and March 29, 2025, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs were related to material and component costs.
As compared to the three months ended March 29, 2025, the increase in cost of sales in the three months ended April 4, 2026 was primarily driven by an increase in net sales and an increase in fixed costs. As compared to the six months ended March 29, 2025, the increase in cost of sales in the six months ended April 4, 2026 was primarily driven by an increase in net sales and an increase in fixed costs.
Gross profit. Gross profit for the three months ended April 4, 2026 increased $21.4 million, or 21.9%, as compared to the three months ended March 29, 2025. Gross margin of 10.2% for the three months ended April 4, 2026 increased 20 basis points compared to the three months ended March 29, 2025. The primary driver of the increase in gross profit and gross margin was the increase in net sales, partially offset by an increase in fixed costs.
Gross profit for the six months ended April 4, 2026 increased $26.9 million, or 13.6%, as compared to the six months ended March 29, 2025. Gross margin of 10.1% for the six months ended April 4, 2026 remained flat compared to the six months ended March 29, 2025. The primary driver of the increase in gross profit was the increase in net sales, partially offset by an increase in fixed costs.
Operating income. Operating income for the three months ended April 4, 2026 increased $13.0 million, or 26.6%, as compared to the three months ended March 29, 2025. Operating margin of 5.3% for the three months ended April 4, 2026 increased 30 basis points compared to the three months ended March 29, 2025. The primary drivers of the increase in operating income and operating margin for the three months ended April 4, 2026 were the increase in gross profit and gross margin. The increase in operating income was partially offset by an increase of $8.4 million in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase in compensation costs.
Operating income for the six months ended April 4, 2026 increased $20.6 million, or 21.5%, as compared to the six months ended March 29, 2025. Operating margin of 5.2% for the six months ended April 4, 2026 increased 30 basis points compared to the six months ended March 29, 2025. The primary drivers of the increase in operating income and operating margin for the six months ended April 4, 2026 were the increase in gross profit as well as a decrease of $4.7 million in restructuring and other charges. The restructuring and other charges for the six months ended March 29, 2025 consisted of severance costs associated with a reduction in the Company's workforce in the EMEA and AMER regions. The increase in operating income was partially offset by an increase of $10.9 million in S&A. The increase in S&A was primarily due to an increase in compensation costs.
A discussion of operating income by reportable segment for the indicated fiscal period is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Operating income:
AMER	$35.0	$23.2	$59.0	$42.3
APAC	93.7	82.2	180.5	170.0
EMEA	7.3	3.8	16.7	8.3
Corporate and other costs	(74.2)	(60.4)	(139.9)	(124.9)
Total operating income	$61.8	$48.8	$116.3	$95.7

AMER. Operating income increased $11.8 million for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025, primarily as a result of an increase in net sales, partially offset by a negative shift in customer mix, an increase in fixed costs and an increase in S&A.
During the six months ended April 4, 2026, operating income in the AMER segment increased $16.7 million as compared to the six months ended March 29, 2025, primarily as a result of an increase in net sales, partially offset by a negative shift in customer mix and an increase in fixed costs.
APAC. Operating income increased $11.5 million for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
During the six months ended April 4, 2026, operating income in the APAC segment increased $10.5 million as compared to the six months ended March 29, 2025, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
EMEA. Operating income increased $3.5 million for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
During the six months ended April 4, 2026, operating income in the EMEA segment increased $8.4 million as compared to the six months ended March 29, 2025, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
Other expense. Other expense for the three months ended April 4, 2026 increased $0.2 million compared to the three months ended March 29, 2025.
Other expense for the six months ended April 4, 2026 increased $0.3 million as compared to the six months ended March 29, 2025.
Income taxes. Income tax expense for the three and six months ended April 4, 2026 was $8.1 million and $17.9 million, respectively, compared to $6.0 million and $12.2 million for the three and six months ended March 29, 2025, respectively. The increase was primarily driven by the implementation of the global minimum tax across several jurisdictions in which we operate, as well as an increase in pre-tax book income.
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
Net income. Net income for the three months ended April 4, 2026 increased $10.7 million, or 27.4%, from the three months ended March 29, 2025 to $49.8 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in tax expense as previously discussed.
Net income for the six months ended April 4, 2026 increased $14.7 million, or 19.3%, from the six months ended March 29, 2025 to $91.0 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share increased to $1.82 for the three months ended April 4, 2026 from $1.41 for the three months ended March 29, 2025, primarily as a result of increased net income due to the factors discussed above.
Diluted earnings per share increased to $3.32 for the six months ended April 4, 2026 from $2.75 for the six months ended March 29, 2025 primarily as a result of increased net income due to the factors discussed above.
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
We review our internal calculation of WACC annually. Our WACC is 9.0% for fiscal 2026 and 8.9% for fiscal 2025. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the six months ended April 4, 2026, ROIC of 13.8% reflects an economic return of 4.8%, based on our WACC of 9.0%, and for the six months ended March 29, 2025, ROIC of 13.7% reflects an economic return of 4.8%, based on our WACC of 8.9%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this Quarterly Report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Six Months Ended
	April 4, 2026	March 29, 2025
Adjusted operating income (tax-effected)	$193.1	$174.6
Average invested capital	1,401.1	1,276.7
After-tax ROIC	13.8%	13.7%
WACC	9.0%	8.9%
Economic return	4.8%	4.8%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $303.2 million as of April 4, 2026, as compared to $306.8 million as of September 27, 2025.
As of April 4, 2026, 83% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execute our share repurchase authorization as management deems appropriate, for the next twelve months.
Cash Flows. The following table provides a summary of cash flows (in millions):

	Six Months Ended
	April 4, 2026	March 29, 2025
Cash flows provided by operating activities	$13.1	$90.3
Cash flows used in investing activities	(47.7)	(46.7)
Cash flows provided by (used in) financing activities	29.8	(78.1)
Effect of exchange rate changes on cash and cash equivalents	1.2	(2.4)
Net decrease in cash and cash equivalents and restricted cash	$(3.6)	$(36.9)

Operating Activities. Cash flows provided by operating activities were $13.1 million for the six months ended April 4, 2026, as compared to cash flows provided by operating activities of $90.3 million for the six months ended March 29, 2025. The decrease was primarily due to cash flow improvements (reductions) of:

•$14.7 million increase in net income.
•$(170.7) million in inventory cash flows driven by an increase in inventory associated with ramping programs in the six months ended April 4, 2026 compared to a decrease in inventory driven by inventory reduction efforts in the six months ended March 29, 2025.
•$(56.4) million in accounts receivable cash flows driven by an increase in net sales as well as the timing of shipments and mix of customer payment terms.
•$(45.7) million in other current and non-current asset cash flows primarily driven by an increase in prepaid amounts owed to us by governmental entities for taxes and other governmental obligations in the six months ended April 4, 2026 as compared to the six months ended March 29, 2025 as well as an increase in prepayments to suppliers in the six months ended April 4, 2026 as compared to a decrease in the six months ended March 29, 2025.
•$85.4 million in advanced payments from customers cash flows as prior year had a significant outflow of deposit returns due to inventory management efforts.
•$76.0 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$6.0 million in other, net primarily driven by lower payments for operating leases in the six months ended April 4, 2026 compared to the six months ended March 29, 2025.
•$5.9 million in contract assets cash flows corresponding to changes in demand from over time customers.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 4, 2026	March 29, 2025
Days in accounts receivable	55	57
Days in contract assets	12	12
Days in inventory	120	132
Days in accounts payable	(74)	(70)
Days in advanced payments	(49)	(63)
Annualized cash cycle	64	68
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
As of April 4, 2026, annualized cash cycle days decreased four days compared to March 29, 2025 due to the following:
Days in accounts receivable for the three months ended April 4, 2026 decreased two days compared to the three months ended March 29, 2025. The decrease is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended April 4, 2026 remained flat compared to the three months ended March 29, 2025.
Days in inventory for the three months ended April 4, 2026 decreased twelve days compared to the three months ended March 29, 2025. The decrease is primarily attributable to increased net sales and continued inventory management efforts.
Days in accounts payable for the three months ended April 4, 2026 increased four days compared to the three months ended March 29, 2025. The increase is primarily attributable to timing of materials procurement and payments to suppliers.

Days in advanced payments for the three months ended April 4, 2026 decreased fourteen days compared to the three months ended March 29, 2025. The decrease was primarily attributable to a return of advanced payments to customers due to continued inventory management efforts.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $(34.6) million for the six months ended April 4, 2026 compared to $43.6 million for the six months ended March 29, 2025, a decrease of $78.2 million.
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
A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP as follows (in millions):

	Six Months Ended
	April 4, 2026	March 29, 2025
Cash flows provided by operating activities	$13.1	$90.3
Payments for property, plant and equipment	(47.7)	(46.7)
Free cash flow	$(34.6)	$43.6
Investing Activities. Cash flows used in investing activities were $47.7 million for the six months ended April 4, 2026 compared to $46.7 million for the six months ended March 29, 2025.
We currently estimate capital expenditures for fiscal 2026 will be approximately $100.0 million to $120.0 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows provided by financing activities were $29.8 million for the six months ended April 4, 2026 compared to cash flows used in financing activities of $78.1 million for the six months ended March 29, 2025. The increase was primarily attributable to net borrowings on the credit facility for the six months ended April 4, 2026 of $97.0 million compared to net repayments on the credit facility for the six months ended March 29, 2025 of $35.0 million, partially offset by an increase of $18.1 million in cash used to repurchase our common stock.
On August 14, 2024, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and was completed in fiscal 2025. During the three months ended March 29, 2025, we repurchased 86,239 shares under this program for $12.2 million at an average price of $141.18 per share. During the six months ended March 29, 2025, we repurchased 171,062 shares under this program for $25.0 million at an average price of $146.14 per share. The three and six months ended March 29, 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million.
On May 14, 2025, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During the three months ended April 4, 2026, we repurchased 109,105 shares under this program for $20.6 million at an average price of $189.22 per share. During the six months ended April 4, 2026, we repurchased 262,092 shares under this program for $43.0 million at an average price of $164.20 per share. The three and six months ended April 4, 2026 purchased amounts exclude excise tax on share repurchases of $0.4 million. As of April 4, 2026, $42.0 million of authority remained under the 2026 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of April 4, 2026 is $340.0 million. The maximum facility amount under the HSBC RPA as of April 4, 2026 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $223.3 million and $171.8 million of trade accounts receivable under these programs during the three months ended April 4, 2026 and March 29, 2025, respectively, in exchange for cash proceeds of $221.4 million and $170.1 million, respectively. We sold $439.6 million and $323.0 million of trade accounts receivable under these programs during the six months ended April 4, 2026 and March 29, 2025, respectively, in exchange for cash proceeds of $435.9 million and $319.8 million, respectively. As of April 4, 2026 and September 27, 2025, $236.1 million and $214.4 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the second quarter of fiscal 2026, cash and cash equivalents and restricted cash were $303 million, while debt, finance lease and other financing obligations were $234 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2025 Annual Report on Form 10-K. During the second quarter of fiscal 2026, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See "Recently Issued Accounting Pronouncements Not Yet Adopted," in Note 1, "Basis of Presentation" in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the second quarter of fiscal 2026, there were no material changes in our exposure to market risk from changes in foreign exchange and interest rates from those disclosed in our 2025 Annual Report on Form 10-K.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Net Sales	8%	10%
Total Costs	18%	16%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of April 4, 2026, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.

Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of April 4, 2026, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (a)(1) for borrowings denominated in U.S. dollars, the Term Secured Overnight Financing Rate ("SOFR"), (2) for borrowings denominated in pounds sterling, the Daily Simple Risk-Free Rate, plus, in each case of (a)(1) and (2), 10 basis points, (b) for borrowings denominated in euros, the EURIBOR Rate plus a statutory reserve rate, or (c) an Alternate Base Rate equal to the highest of (i) 100 basis points per annum, (ii) the prime rate last quoted by The Wall Street Journal (or, if not quoted, as otherwise provided in the Credit Facility), (iii) the greater of the federal funds effective rate and the overnight bank funding rate in effect on such day plus, in each case, 50 basis points per annum (or, if neither are available, as otherwise provided in the Credit Facility), and (iv) Term SOFR for a one month interest period on such day plus 110 basis points, plus, in each case of (a), (b), and (c), an applicable interest rate margin based on the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $100 million) to consolidated EBITDA. As of April 4, 2026, the borrowing rate under the Credit Facility was SOFR plus 1.00%. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on our overall interest rate exposure, as of April 4, 2026, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of April 4, 2026, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended April 4, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 4, 2026 - January 31, 2026	37,785	$169.75	37,785	$56,225,818
February 1, 2026 - February 28, 2026	33,390	202.46	33,390	49,465,610
March 1, 2026 - April 4, 2026	37,930	196.96	37,930	41,994,872
Total	109,105	$189.22	109,105
(1) Amounts exclude excise tax on share repurchases of $394,048 incurred during the quarter. On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration.
The table above reflects the maximum dollar amount remaining available for purchase under the 2026 Program as of April 4, 2026.

ITEM 5.    OTHER INFORMATION
(c) During the second quarter of fiscal 2026, Karen M. Rapp, a member of Plexus' board of directors, adopted a Rule 10b5-1 trading arrangement on February 2, 2026. This arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,000 shares of the Company's common stock through March 2, 2028. None of our other directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the quarter.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2026, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal second quarter ended April 4, 2026, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	May 7, 2026	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	May 7, 2026	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer