Form 10-Q
period 2026-07-04
PLEXUS CORP
filed 2026-08-06
CIK 785786

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
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2026, there were 26,652,099 shares of common stock outstanding.

PLEXUS CORP.

July 4, 2026

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,304,778	$1,018,308	$3,538,387	$2,974,600
Cost of sales	1,173,399	915,020	3,181,694	2,672,869
Gross profit	131,379	103,288	356,693	301,731
Selling and administrative expenses	70,119	49,680	179,132	147,789
Restructuring and other charges, net	—	—	—	4,683
Operating income	61,260	53,608	177,561	149,259
Other income (expense):
Interest expense	(4,089)	(2,501)	(10,399)	(9,192)
Interest income	1,463	934	3,259	3,039
Miscellaneous, net	(2,185)	(2,205)	(5,063)	(4,753)
Income before income taxes	56,449	49,836	165,358	138,353
Income tax expense	13,456	4,720	31,374	16,897
Net income	$42,993	$45,116	$133,984	$121,456
Earnings per share:
Basic	$1.61	$1.67	$5.01	$4.48
Diluted	$1.58	$1.64	$4.90	$4.39
Weighted average shares outstanding:
Basic	26,712	27,059	26,745	27,084
Diluted	27,294	27,532	27,347	27,670
Comprehensive income:
Net income	$42,993	$45,116	$133,984	$121,456
Other comprehensive (loss) income:
Derivative instrument and other fair value adjustments	(3,826)	15,034	(7,544)	(859)
Foreign currency translation adjustments	(53)	18,579	(2,942)	10,104
Other comprehensive (loss) income	(3,879)	33,613	(10,486)	9,245
Total comprehensive income	$39,114	$78,729	$123,498	$130,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	July 4, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$314,053	$306,464
Restricted cash	514	294
Accounts receivable, net of allowances of $2,189 and $2,381, respectively	795,159	656,573
Contract assets	193,942	150,654
Inventories	1,488,391	1,229,839
Prepaid expenses and other	103,285	54,969
Total current assets	2,895,344	2,398,793
Property, plant and equipment, net	546,159	546,052
Operating lease right-of-use assets	66,560	72,863
Deferred income taxes	95,173	91,349
Other assets	30,361	28,053
Total non-current assets	738,253	738,317
Total assets	$3,633,597	$3,137,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$183,814	$45,793
Accounts payable	978,899	726,597
Advanced payments from customers	602,933	575,850
Accrued salaries and wages	111,557	109,076
Other accrued liabilities	68,563	61,367
Total current liabilities	1,945,766	1,518,683
Long-term debt and finance lease obligations, net of current portion	91,644	91,987
Long-term operating lease liabilities	23,888	29,422
Deferred income taxes	7,322	6,000
Other liabilities	36,225	36,430
Total non-current liabilities	159,079	163,839
Total liabilities	2,104,845	1,682,522
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 54,861 and 54,670 shares issued, respectively, and 26,677 and 26,828 shares outstanding, respectively	549	547
Additional paid-in capital	710,372	695,653
Common stock held in treasury, at cost, 28,184 and 27,842 shares, respectively	(1,319,506)	(1,255,451)
Retained earnings	2,130,012	1,996,028
Accumulated other comprehensive income	7,325	17,811
Total shareholders’ equity	1,528,752	1,454,588
Total liabilities and shareholders’ equity	$3,633,597	$3,137,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Common stock - shares outstanding
Beginning of period	26,757	27,122	26,828	27,122
Exercise of stock options and vesting of other share-based awards	—	6	191	177
Treasury shares purchased	(80)	(143)	(342)	(314)
End of period	26,677	26,985	26,677	26,985

Total stockholders' equity, beginning of period	$1,489,800	$1,351,675	$1,454,588	$1,324,825
Common stock - par value
Beginning of period	549	547	547	545
Exercise of stock options and vesting of other share-based awards	—	—	2	2
End of period	549	547	549	547
Additional paid-in capital
Beginning of period	689,909	680,880	695,653	680,638
Share-based compensation expense	20,510	7,695	36,195	22,466
Exercise of stock options and vesting of other share-based awards, including tax withholding	(47)	(573)	(21,476)	(15,102)
End of period	710,372	688,002	710,372	688,002
Treasury stock
Beginning of period	(1,298,881)	(1,215,481)	(1,255,451)	(1,190,115)
Treasury shares purchased	(20,625)	(18,441)	(64,055)	(43,807)
End of period	(1,319,506)	(1,233,922)	(1,319,506)	(1,233,922)
Retained earnings
Beginning of period	2,087,019	1,899,483	1,996,028	1,823,143
Net income	42,993	45,116	133,984	121,456
End of period	2,130,012	1,944,599	2,130,012	1,944,599
Accumulated other comprehensive income
Beginning of period	11,204	(13,754)	17,811	10,614
Other comprehensive (loss) income	(3,879)	33,613	(10,486)	9,245
End of period	7,325	19,859	7,325	19,859
Total stockholders' equity, end of period	$1,528,752	$1,419,085	$1,528,752	$1,419,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities
Net income	$133,984	$121,456
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	57,357	58,509
Share-based compensation expense and related charges	36,820	22,466
Other, net	(211)	(8,381)
Changes in operating assets and liabilities, excluding impacts of currency:
Accounts receivable	(140,201)	(37,265)
Contract assets	(43,250)	(24,090)
Inventories	(259,911)	37,543
Other current and non-current assets	(47,874)	(1,262)
Accrued income taxes payable	(3,930)	(13,361)
Accounts payable	271,371	88,902
Advanced payments from customers	27,444	(118,276)
Other current and non-current liabilities	7,389	(9,028)
Cash flows provided by operating activities	38,988	117,213
Cash flows from investing activities
Payments for property, plant and equipment	(74,312)	(60,441)
Other, net	(258)	(412)
Cash flows used in investing activities	(74,570)	(60,853)
Cash flows from financing activities
Borrowings under debt agreements	605,500	293,500
Payments on debt and finance lease obligations	(476,674)	(402,875)
Debt issuance costs	(1,108)	—
Repurchases of common stock	(64,055)	(43,807)
Payments related to tax withholding for share-based compensation	(21,473)	(15,100)
Cash flows provided by (used in) financing activities	42,190	(168,282)
Effect of exchange rate changes on cash and cash equivalents	1,201	2,077
Net increase (decrease) in cash and cash equivalents and restricted cash	7,809	(109,845)
Cash and cash equivalents and restricted cash:
Beginning of period	306,758	347,462
End of period	$314,567	$237,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 4, 2026 AND JUNE 28, 2025
(Unaudited)

1.    Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of July 4, 2026 and September 27, 2025, the results of operations and shareholders' equity for the three and nine months ended July 4, 2026 and June 28, 2025, and the cash flows for the same nine month periods.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of the standard will have on its financial statement disclosures.
The Company does not believe that any other recently issued accounting standards will have a material impact on its Consolidated Financial Statements or apply to its operations.

2.    Inventories
Inventories as of July 4, 2026 and September 27, 2025 consisted of the following (in thousands):

	July 4, 2026	September 27, 2025
Raw materials	$1,283,945	$1,069,064
Work-in-process	91,984	57,988
Finished goods	112,462	102,787
Total inventories	$1,488,391	$1,229,839
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset inventory risks. The total amount of customer deposits related to inventory are included within advanced payments from customers on the accompanying Condensed Consolidated Balance Sheets. As of July 4, 2026 and September 27, 2025, these customer deposits totaled $424.6 million and $413.7 million, respectively.

3.    Debt, Finance Lease and Other Financing Obligations
Debt and finance lease obligations as of July 4, 2026 and September 27, 2025, consisted of the following (in thousands):

	July 4, 2026	September 27, 2025
4.22% Senior Notes, due June 15, 2028	$50,000	$50,000
Borrowings under the Credit Facility	172,000	40,000
Finance lease and other financing obligations	54,794	48,274
Unamortized deferred financing fees	(1,336)	(494)
Total obligations	275,458	137,780
Less: current portion	(183,814)	(45,793)
Long-term debt, finance lease and other financing obligations, net of current portion	$91,644	$91,987
As of July 4, 2026, the Company was in compliance with covenants under all debt agreements.
On June 5, 2026, the Company refinanced its then-existing revolving credit facility (as amended by that certain Amended and Restated Credit Agreement dated June 9, 2022, the "Prior Credit Facility"), by entering into a new 5-year revolving credit facility (collectively with the Prior Credit Facility referred to as the "Credit Facility"), which extended the maturity from June 9, 2027 to June 5, 2031. The maximum commitment under the Credit Facility is $500 million and may be further increased to $750 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the nine months ended July 4, 2026, the highest daily borrowing under the Credit Facility was $233.0 million; the average daily borrowings were $127.6 million. During the nine months ended June 28, 2025, the highest daily borrowing was $125.0 million; the average daily borrowings were $33.3 million.
The fair value of the Company’s debt, excluding finance lease and other financing obligations, was $220.9 million and $89.0 million as of July 4, 2026 and September 27, 2025, respectively. The carrying value of the Company's debt, excluding finance lease and other financing obligations, was $222.0 million and $90.0 million as of July 4, 2026 and September 27, 2025, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 1 in the fair value hierarchy. Refer to Note 4, "Derivatives and Fair Value Measurements," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $2.6 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in certain jurisdictions in the AMER and APAC segments on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $282.6 million as of July 4, 2026, and a notional value of $249.4 million as of September 27, 2025. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $2.6 million asset as of July 4, 2026, and a $10.1 million asset as of September 27, 2025.
The Company had additional forward currency exchange contracts outstanding with a notional value of $166.5 million as of July 4, 2026, and a notional value of $172.8 million as of September 27, 2025. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income. The total fair value of these derivatives was a $2.7 million liability as of July 4, 2026, and a less than $0.1 million liability as of September 27, 2025.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 4, 2026	September 27, 2025		July 4, 2026	September 27, 2025
Derivatives designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$5,662	$10,141	Other accrued liabilities	$3,076	$11

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		July 4, 2026	September 27, 2025		July 4, 2026	September 27, 2025
Derivatives not designated as hedging instruments	Balance sheet classification	Fair Value	Fair Value	Balance sheet classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$465	$579	Other accrued liabilities	$3,179	$599

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income ("OCI") (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI on Derivatives
	July 4, 2026	June 28, 2025
Foreign currency forward contracts	$1,012	$12,564

Derivative Impact on Gain (Loss) Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
		July 4, 2026	June 28, 2025
Foreign currency forward contracts	Cost of sales	$4,531	$(2,328)
Foreign currency forward contracts	Selling and administrative expenses	307	(142)

Derivatives not designated as hedging instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		July 4, 2026	June 28, 2025
Foreign currency forward contracts	Miscellaneous, net	$(748)	$3,762

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income ("OCI") (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI on Derivatives
	July 4, 2026	June 28, 2025
Foreign currency forward contracts	$10,930	$115

Derivative Impact on Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Nine Months Ended
Derivatives in cash flow hedging relationships	Classification of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
		July 4, 2026	June 28, 2025
Foreign currency forward contracts	Cost of sales	$17,423	$871
Foreign currency forward contracts	Selling and administrative expenses	1,051	103

Derivatives not designated as hedging instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		July 4, 2026	June 28, 2025
Foreign currency forward contracts	Miscellaneous, net	$838	$284

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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

The following table lists the fair values of the Company’s derivatives as of July 4, 2026 and September 27, 2025, by input level:

Fair Value Measurements Using Input Levels (Liability) Asset (in thousands)
Fiscal period ended July 4, 2026	Level 1	Level 2	Level 3	Total
Derivatives
Foreign currency forward contracts	$—	$(128)	$—	$(128)

Fiscal period ended September 27, 2025
Derivatives
Foreign currency forward contracts	$—	$10,110	$—	$10,110
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency.

5.    Income Taxes
Income tax expense for the three and nine months ended July 4, 2026 was $13.5 million and $31.4 million, respectively, compared to $4.7 million and $16.9 million for the three and nine months ended June 28, 2025, respectively.
The effective tax rates for the three and nine months ended July 4, 2026 were 23.8% and 19.0%, respectively, compared to the effective tax rates of 9.5% and 12.2% for the three and nine months ended June 28, 2025, respectively. The effective tax rates for the three and nine months ended July 4, 2026 were higher than the effective tax rates for the three and nine months ended June 28, 2025 primarily due to the implementation of the global minimum tax across several jurisdictions in which the Company operates, as well as a $3.3 million discrete tax benefit recorded for the three months ended June 28, 2025, related to the release of a state valuation allowance.
The amount of unrecognized tax benefits recorded for uncertain tax positions decreased by $1.8 million for the three months ended July 4, 2026. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended July 4, 2026 were $0.2 million and $0.5 million, respectively.
Within the next 12 months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $2.9 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended July 4, 2026, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA and APAC segments and a partial valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to record a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 4, 2026 and June 28, 2025 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$42,993	$45,116	$133,984	$121,456
Basic weighted average common shares outstanding	26,712	27,059	26,745	27,084
Dilutive effect of share-based awards and options outstanding	582	473	602	586
Diluted weighted average shares outstanding	27,294	27,532	27,347	27,670
Earnings per share:
Basic	$1.61	$1.67	$5.01	$4.48
Diluted	$1.58	$1.64	$4.90	$4.39
For the three and nine months ended July 4, 2026 and June 28, 2025, share-based awards of less than 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive awards.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The components of lease expense for the three and nine months ended July 4, 2026 and June 28, 2025 indicated were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Finance lease expense:
Amortization of right-of-use assets	$1,075	$1,455	$3,583	$4,186
Interest on lease liabilities	1,337	1,303	4,265	4,004
Operating lease expense	2,628	2,624	8,042	7,818
Other lease expense	1,724	1,510	4,127	3,938
Total	$6,764	$6,892	$20,017	$19,946
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	Financial Statement Line Item	July 4, 2026	September 27, 2025
ASSETS
Finance lease assets	Property, plant and equipment, net	$34,335	$36,127
Operating lease assets	Operating lease right-of-use assets	66,560	72,863
Total lease assets		$100,895	$108,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$3,375	$3,468
Operating lease liabilities	Other accrued liabilities	7,616	8,253
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	40,722	41,071
Operating lease liabilities	Long-term operating lease liabilities	23,888	29,422
Total lease liabilities		$75,601	$82,214

8.    Share-Based Compensation
The Company recognized $20.5 million and $36.2 million of compensation expense associated with share-based awards for the three and nine months ended July 4, 2026, respectively, and $7.7 million and $21.8 million for the three and nine months ended June 28, 2025, respectively. Included in the $36.2 million of total stock-based compensation expense for the nine months ended July 4, 2026 was $12.9 million related to modifications of awards as a result of entering into executive retirement agreements. The award modifications were the result of accelerated vesting of previously unvested awards upon their retirements.

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
Information about the Company’s three reportable segments for the three and nine months ended July 4, 2026 and June 28, 2025 is as follows (in thousands):

	Three Months Ended July 4, 2026
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$427,648	$773,686	$109,378	$(5,934)	$1,304,778
Cost of sales	384,728	662,707	100,451
Selling and administrative expenses	6,650	3,756	1,969
Segment income	$36,270	$107,223	$6,958		$150,451

Corporate and other costs					89,191
Other income (expense):
Interest expense					(4,089)
Interest income					1,463
Miscellaneous, net					(2,185)
Income before income taxes					$56,449

	Three Months Ended June 28, 2025
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$311,770	$593,509	$117,125	$(4,096)	$1,018,308
Cost of sales	277,284	506,440	109,386
Selling and administrative expenses	5,815	3,249	1,852
Segment income	$28,671	$83,820	$5,887		$118,378

Corporate and other costs					64,770
Other income (expense):
Interest expense					(2,501)
Interest income					934
Miscellaneous, net					(2,205)
Income before income taxes					$49,836

	Nine Months Ended July 4, 2026
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$1,169,390	$2,037,350	$343,515	$(11,868)	$3,538,387
Cost of sales	1,055,026	1,739,104	313,989
Selling and administrative expenses	19,093	10,519	5,830
Segment income	$95,271	$287,727	$23,696		$406,694

Corporate and other costs					229,133
Other income (expense):
Interest expense					(10,399)
Interest income					3,259
Miscellaneous, net					(5,063)
Income before income taxes					$165,358

	Nine Months Ended June 28, 2025
	AMER	APAC	EMEA	Eliminations	Total
Net sales	$880,836	$1,787,666	$320,975	$(14,877)	$2,974,600
Cost of sales	792,200	1,524,361	300,339
Selling and administrative expenses	17,681	9,498	6,453
Segment income	$70,955	$253,807	$14,183		$338,945

Restructuring and other charges					4,683
Corporate and other costs					185,003
Other income (expense):
Interest expense					(9,192)
Interest income					3,039
Miscellaneous, net					(4,753)
Income before income taxes					$138,353

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Capital expenditures:
AMER	$18,363	$2,191	$31,256	$17,878
APAC	6,635	8,820	36,372	33,695
EMEA	1,522	705	2,305	1,871
Corporate	142	1,999	4,379	6,997
	$26,662	$13,715	$74,312	$60,441

Depreciation:
AMER	$5,953	$5,678	$17,619	$17,132
APAC	7,920	8,326	23,750	24,719
EMEA	2,424	2,811	7,516	8,469
Corporate	2,567	2,474	8,472	7,301
	$18,864	$19,289	$57,357	$57,621

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended July 4, 2026 and June 28, 2025 (in thousands):

	Nine Months Ended
	July 4, 2026	June 28, 2025
Reserve balance, beginning of period	$7,419	$6,752
Accruals for warranties issued during the period	3,299	2,169
Settlements (in cash or in kind) during the period	(2,476)	(1,078)
Reserve balance, end of period	$8,242	$7,843

12.    Shareholders' Equity
On August 14, 2024, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and was completed in fiscal 2025. During the three months ended June 28, 2025, the Company repurchased 143,282 shares under this program for $18.4 million at an average price of $128.70 per share. During the nine months ended June 28, 2025, the Company repurchased 314,344 shares under this program for $43.4 million at an average price of $138.19 per share. The nine months ended June 28, 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million.
On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During the three months ended July 4, 2026, the Company repurchased 79,707 shares under this program for $20.6 million at an average price of $258.75 per share. During the nine months ended July 4, 2026, the Company repurchased 341,799 shares under this program for $63.6 million at an average price of $186.25 per share. The nine months ended July 4, 2026 purchased amounts exclude excise tax on share repurchases of $0.4 million. As of July 4, 2026, $21.4 million of authority remained under the 2026 Program.
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
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. The Company continues servicing receivables sold and performing all accounts receivable administrative functions, in exchange receives a servicing fee, under both the MUFG RPA and HSBC RPA. Servicing fees related to trade accounts receivable programs recognized during the three and nine months ended July 4, 2026 and June 28, 2025 were not material.

The Company sold $225.2 million and $179.6 million of trade accounts receivable under these programs, or their predecessors, during the three months ended July 4, 2026 and June 28, 2025, respectively, in exchange for cash proceeds of $223.4 million and $177.8 million, respectively.
The Company sold $664.8 million and $502.6 million of trade accounts receivable under these programs, or their predecessors, during the nine months ended July 4, 2026 and June 28, 2025, respectively, in exchange for cash proceeds of $659.3 million and $497.6 million, respectively.
As of July 4, 2026 and September 27, 2025, $234.9 million and $214.4 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by the Company remained outstanding and had not yet been collected.

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
Disaggregated Revenue
The table below includes the Company’s revenue for the three and nine months ended July 4, 2026 and June 28, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales:
Aerospace/Defense	$232,842	$183,217	$622,991	$515,463
Healthcare/Life Sciences	482,443	420,422	1,421,339	1,205,153
Industrial	589,493	414,669	1,494,057	1,253,984
Total net sales	$1,304,778	$1,018,308	$3,538,387	$2,974,600
For the three and nine months ended July 4, 2026 and June 28, 2025, approximately 85% of the Company's revenue was recognized as products and services transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the nine months ended July 4, 2026 and June 28, 2025 (in thousands):

	Nine Months Ended
	July 4, 2026	June 28, 2025
Contract assets, beginning of period	$150,654	$120,560
Revenue recognized during the period	3,007,629	2,513,656
Amounts collected or invoiced during the period	(2,964,341)	(2,489,071)
Contract assets, end of period	$193,942	$145,145

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in advanced payments from customers on the Condensed Consolidated Balance Sheets. As of July 4, 2026 and September 27, 2025, the balance of advance payments from customers attributable to deferred revenue was $164.5 million and $151.3 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise, deferred revenue will be recognized based upon shipping terms.

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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,304.8	$1,018.3	$3,538.4	$2,974.6
Cost of sales	1,173.4	915.0	3,181.7	2,672.9
Gross profit	131.4	103.3	356.7	301.7
Gross margin	10.1%	10.1%	10.1%	10.1%
Operating income	61.3	53.6	177.6	149.3
Operating margin	4.7%	5.3%	5.0%	5.0%
Other expense	4.8	3.8	12.2	10.9
Income tax expense	13.5	4.7	31.4	16.9
Net income	43.0	45.1	134.0	121.5
Diluted earnings per share	$1.58	$1.64	$4.90	$4.39
Return on invested capital*			14.9%	14.1%
Economic return*			5.9%	5.2%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and economic return" below and Exhibit 99.1 for more information.
Net sales. For the three months ended July 4, 2026, net sales increased $286.5 million, or 28.1%, as compared to the three months ended June 28, 2025. For the nine months ended July 4, 2026, net sales increased $563.8 million, or 19.0%, as compared to the nine months ended June 28, 2025.
Net sales are analyzed by management by geographic segment, which reflects our reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. Our global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales:
AMER	$427.7	$311.7	$1,169.4	$880.8
APAC	773.7	593.5	2,037.4	1,787.7
EMEA	109.4	117.1	343.5	321.0
Elimination of inter-segment sales	(6.0)	(4.0)	(11.9)	(14.9)
Total net sales	$1,304.8	$1,018.3	$3,538.4	$2,974.6

AMER. Net sales for the three months ended July 4, 2026 in the AMER segment increased $116.0 million, or 37.2%, as compared to the three months ended June 28, 2025. The increase in net sales was driven by an increase of $107.4 million due to production ramps of new products for existing customers, an increase of $29.4 million due to production ramps for new customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $20.4 million due to disengagements with customers and a decrease of $19.4 million for end-of-life products.
During the nine months ended July 4, 2026, net sales in the AMER segment increased $288.6 million, or 32.8%, as compared to the nine months ended June 28, 2025. The increase in net sales was driven by an increase of $293.3 million due to production ramps of new products for existing customers and an increase of $59.8 million due to production ramps for new customers. The increase was partially offset by a decrease of $41.9 million due to disengagements with customers and a decrease of $14.3 million for end-of-life products.
APAC. Net sales for the three months ended July 4, 2026 in the APAC segment increased $180.2 million, or 30.4%, as compared to the three months ended June 28, 2025. The increase in net sales was driven by overall net increased customer end-market demand and an increase of $21.8 million due to production ramps of new products for existing customers. A meaningful portion of increased end-market demand are continued ramps of semi-cap wins reflecting share gains from prior periods.
During the nine months ended July 4, 2026, net sales in the APAC segment increased $249.7 million, or 14.0%, as compared to the nine months ended June 28, 2025. The increase in net sales was driven by overall net increased customer end-market demand, an increase of $37.3 million due to production ramps of new products for existing customers and an increase of $7.8 million due to production ramps for a new customer. A meaningful portion of increased end-market demand are continued ramps of semi-cap wins reflecting share gains from prior periods. The increase was partially offset by a decrease of $5.9 million due to a disengagement with a customer.
EMEA. Net sales for the three months ended July 4, 2026 in the EMEA segment decreased $7.7 million, or 6.6%, as compared to the three months ended June 28, 2025. The decrease in net sales was driven by a decrease of $9.1 million due to a disengagement with a customer and overall net decreased customer end-market demand. The decrease is partially offset by an increase of $7.6 million due to production ramps of new products for existing customers.
During the nine months ended July 4, 2026, net sales in the EMEA segment increased $22.5 million, or 7.0%, as compared to the nine months ended June 28, 2025. The increase in net sales was driven by an increase of $41.7 million due to production ramps of new products for existing customers. The increase was partially offset by a decrease of $14.5 million due to a disengagement with a customer.
Our net sales by market sector for the indicated fiscal period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales:
Aerospace/Defense	$232.9	$183.2	$623.0	$515.4
Healthcare/Life Sciences	482.4	420.4	1,421.3	1,205.2
Industrial	589.5	414.7	1,494.1	1,254.0
Total net sales	$1,304.8	$1,018.3	$3,538.4	$2,974.6
Aerospace/Defense. Net sales for the three months ended July 4, 2026 in the Aerospace/Defense sector increased $49.7 million, or 27.1%, as compared to the three months ended June 28, 2025. The increase in net sales was driven by an increase of $21.8 million in production ramps of new products for existing customers, an increase of $14.6 million due to production ramps for a new customer and overall net increased customer end-market demand.
During the nine months ended July 4, 2026, net sales in the Aerospace/Defense sector increased $107.6 million, or 20.9%, as compared to the nine months ended June 28, 2025. The increase in net sales was driven by an increase of $67.4 million in production ramps of new products for existing customers, overall net increased customer end-market demand and an increase of $25.4 million due to production ramps for a new customer. The increase was partially offset by a decrease of $8.1 million due to a disengagement with a customer.
Healthcare/Life Sciences. Net sales for the three months ended July 4, 2026 in the Healthcare/Life Sciences sector increased $62.0 million, or 14.7%, as compared to the three months ended June 28, 2025. The increase in net sales was driven by an increase of $92.1 million in production ramps of new products for existing customers and an increase of $7.6 million due to production ramps for new customers. The increase was partially offset by a decrease of $16.1 million for end-of-life products, overall net decreased end-market demand and a decrease of $6.9 million due to a disengagement with a customer.
During the nine months ended July 4, 2026, net sales in the Healthcare/Life Sciences sector increased $216.1 million, or 17.9%, as compared to the nine months ended June 28, 2025. The increase in net sales was driven by an increase of $253.0 million in production ramps of new products for existing customers and an increase of $19.2 million due to production ramps for new customers. The increase is partially offset by overall net decreased end-market demand and a decrease of $16.5 million for end-of-life products.
Industrial. Net sales for the three months ended July 4, 2026 in the Industrial sector increased $174.8 million, or 42.2%, as compared to the three months ended June 28, 2025. The increase in net sales was driven by overall net increased customer end-market demand, an increase of $12.4 million due to production ramps of new products for existing customers and an increase of $11.7 million due to production ramps for a new customer. A meaningful portion of increased end-market demand are continued ramps of semi-cap wins reflecting share gains from prior periods. The increase was partially offset by a decrease of $22.0 million due to disengagements with customers.
During the nine months ended July 4, 2026, net sales in the Industrial sector increased $240.1 million, or 19.1%, as compared to the nine months ended June 28, 2025. The increase in net sales was driven by overall net increased customer end-market demand, an increase of $24.4 million in production ramps of new products for existing customers and an increase of $23.0 million due to production ramps for a new customer. A meaningful portion of increased end-market demand are continued ramps of semi-cap wins reflecting share gains from prior periods. The increase was partially offset by a decrease of $50.6 million due to disengagements with customers.
Cost of sales. Cost of sales for the three months ended July 4, 2026 increased $258.4 million, or 28.2%, as compared to the three months ended June 28, 2025, while cost of sales for the nine months ended July 4, 2026 increased $508.8 million, or 19.0%, as compared to the nine months ended June 28, 2025. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both of the three and nine months ended July 4, 2026 and June 28, 2025, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Approximately 88% of these costs were related to material and component costs.
As compared to the three months ended June 28, 2025, the increase in cost of sales in the three months ended July 4, 2026 was primarily driven by an increase in net sales, an increase in fixed costs and a shift in customer mix. As compared to the nine months ended June 28, 2025, the increase in cost of sales in the nine months ended July 4, 2026 was primarily driven by an increase in net sales, an increase in fixed costs and a shift in customer mix.
Gross profit. Gross profit for the three months ended July 4, 2026 increased $28.1 million, or 27.2%, as compared to the three months ended June 28, 2025. Gross margin of 10.1% for the three months ended July 4, 2026 remained flat compared to the three months ended June 28, 2025. The primary driver of the increase in gross profit was the increase in net sales, partially offset by an increase in fixed costs and a shift in customer mix.
Gross profit for the nine months ended July 4, 2026 increased $55.0 million, or 18.2%, as compared to the nine months ended June 28, 2025. Gross margin of 10.1% for the nine months ended July 4, 2026 remained flat compared to the nine months ended June 28, 2025. The primary driver of the increase in gross profit was the increase in net sales, partially offset by an increase in fixed costs and a shift in customer mix.
Operating income. Operating income for the three months ended July 4, 2026 increased $7.7 million, or 14.4%, as compared to the three months ended June 28, 2025. Operating margin of 4.7% for the three months ended July 4, 2026 decreased 60 basis points compared to the three months ended June 28, 2025. The primary driver of the increase in operating income was the increase in gross profit. The overall increase in operating income was partially offset by an increase of $20.4 million in selling and administrative expenses ("S&A"). The increase in S&A was primarily due to an increase of $14.9 million in stock-based compensation expense primarily due to $12.9 million of accelerated stock-based compensation expense related to executive retirement agreements. This increase was the primary driver of the decrease in operating margin.
Operating income for the nine months ended July 4, 2026 increased $28.3 million, or 19.0%, as compared to the nine months ended June 28, 2025. Operating margin of 5.0% for the nine months ended July 4, 2026 remained flat compared to the nine months ended June 28, 2025. The primary drivers of the increase in operating income for the nine months ended July 4, 2026 were the increase in gross profit as well as a decrease of $4.7 million in restructuring and other charges. The restructuring and other charges for the nine months ended June 28, 2025 consisted of severance costs associated with a reduction in the Company's workforce in the EMEA and AMER regions. The overall increase in operating income was partially offset by an increase of $31.3 million in S&A. The increase in S&A was primarily due to an increase of $18.6 million in stock-based compensation expense primarily due to $12.9 million of accelerated stock-based compensation expense related to executive retirement agreements.
A discussion of operating income by reportable segment for the indicated fiscal period is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating income:
AMER	$36.3	$28.7	$95.3	$71.0
APAC	107.2	83.8	287.7	253.8
EMEA	7.0	5.9	23.7	14.2
Corporate and other costs	(89.2)	(64.8)	(229.1)	(189.7)
Total operating income	$61.3	$53.6	$177.6	$149.3
AMER. Operating income increased $7.6 million for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025, primarily as a result of an increase in net sales, partially offset by a shift in customer mix and an increase in fixed costs.
During the nine months ended July 4, 2026, operating income in the AMER segment increased $24.3 million as compared to the nine months ended June 28, 2025, primarily as a result of an increase in net sales, partially offset by a shift in customer mix, an increase in fixed costs and an increase in S&A.
APAC. Operating income increased $23.4 million for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025, primarily as a result of an increase in net sales, partially offset by a shift in customer mix and an increase in fixed costs.
During the nine months ended July 4, 2026, operating income in the APAC segment increased $33.9 million as compared to the nine months ended June 28, 2025, primarily as a result of an increase in net sales, partially offset by an increase in fixed costs, a shift in customer mix and an increase in S&A.
EMEA. Operating income increased $1.1 million for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025, primarily as a result of a positive shift in customer mix, partially offset by a decrease in net sales.
During the nine months ended July 4, 2026, operating income in the EMEA segment increased $9.5 million as compared to the nine months ended June 28, 2025, primarily as a result of an increase in net sales and a positive shift in customer mix, partially offset by an increase in fixed costs.
Other expense. Other expense for the three months ended July 4, 2026 increased $1.0 million compared to the three months ended June 28, 2025. The increase in other expense for the three months ended July 4, 2026 was primarily driven by an increase in interest expense of $1.6 million due to higher borrowings on our credit facility, partially offset by an increase in interest income of $0.5 million.
Other expense for the nine months ended July 4, 2026 increased $1.3 million as compared to the nine months ended June 28, 2025. The increase in other expense for the nine months ended July 4, 2026 was primarily driven by an increase in interest expense of $1.2 million due to higher borrowings on our credit facility.
Income taxes. Income tax expense for the three and nine months ended July 4, 2026 was $13.5 million and $31.4 million, respectively, compared to $4.7 million and $16.9 million for the three and nine months ended June 28, 2025, respectively. The increase was primarily driven by the implementation of the global minimum tax across several jurisdictions in which we operate, as well as an increase in pre-tax book income. The increase is also attributable to a $3.3 million discrete tax benefit recorded for the three months ended June 28, 2025, related to the release of a state valuation allowance.
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

Net income. Net income for the three months ended July 4, 2026 decreased $2.1 million, or 4.7%, from the three months ended June 28, 2025 to $43.0 million. Net income decreased primarily as a result of the increase in tax expense, partially offset by the increase in operating income as previously discussed.
Net income for the nine months ended July 4, 2026 increased $12.5 million, or 10.3%, from the nine months ended June 28, 2025 to $134.0 million. Net income increased primarily as a result of the increase in operating income, partially offset by the increase in tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share decreased to $1.58 for the three months ended July 4, 2026 from $1.64 for the three months ended June 28, 2025, primarily as a result of decreased net income due to the factors discussed above.
Diluted earnings per share increased to $4.90 for the nine months ended July 4, 2026 from $4.39 for the nine months ended June 28, 2025 primarily as a result of increased net income due to the factors discussed above.
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
We review our internal calculation of WACC annually. Our WACC is 9.0% for fiscal 2026 and 8.9% for fiscal 2025. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. For the nine months ended July 4, 2026, ROIC of 14.9% reflects an economic return of 5.9%, based on our WACC of 9.0%, and for the nine months ended June 28, 2025, ROIC of 14.1% reflects an economic return of 5.2%, based on our WACC of 8.9%.
For a reconciliation of ROIC, economic return and adjusted operating income (tax-effected) to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this Quarterly Report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return for the indicated fiscal period (dollars in millions):

	Nine Months Ended
	July 4, 2026	June 28, 2025
Adjusted operating income (tax-effected)	$213.4	$182.7
Average invested capital	1,431.3	1,298.6
After-tax ROIC	14.9%	14.1%
WACC	9.0%	8.9%
Economic return	5.9%	5.2%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $314.6 million as of July 4, 2026, as compared to $306.8 million as of September 27, 2025.
As of July 4, 2026, 95% of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execute our share repurchase authorization as management deems appropriate, for the next twelve months.
Cash Flows. The following table provides a summary of cash flows (in millions):

	Nine Months Ended
	July 4, 2026	June 28, 2025
Cash flows provided by operating activities	$39.0	$117.2
Cash flows used in investing activities	(74.6)	(60.8)
Cash flows provided by (used in) financing activities	42.2	(168.3)
Effect of exchange rate changes on cash and cash equivalents	1.2	2.1
Net increase (decrease) in cash and cash equivalents and restricted cash	$7.8	$(109.8)
Operating Activities. Cash flows provided by operating activities were $39.0 million for the nine months ended July 4, 2026, as compared to cash flows provided by operating activities of $117.2 million for the nine months ended June 28, 2025. The decrease was primarily due to cash flow improvements (reductions) of:

•$12.5 million increase in net income.
•$(297.5) million in inventory cash flows driven by an increase in inventory associated with ramping programs in the nine months ended July 4, 2026 compared to a decrease in inventory driven by inventory reduction efforts in the nine months ended June 28, 2025.
•$(102.9) million in accounts receivable cash flows driven by an increase in net sales as well as the timing of shipments and mix of customer payment terms.
•$(46.6) million in other current and non-current asset cash flows primarily driven by an increase in prepaid amounts owed to us by governmental entities for taxes and other governmental obligations in the nine months ended July 4, 2026 as compared to the nine months ended June 28, 2025 as well as an increase in prepayments to suppliers in the nine months ended July 4, 2026 as compared to a decrease in the nine months ended June 28, 2025.
•$(19.2) million in contract assets cash flows corresponding to changes in demand from over time customers.
•$182.5 million in accounts payables cash flows primarily driven by the timing of materials procurement and payments to suppliers.
•$145.7 million in advanced payments from customers cash flows as prior year had a significant outflow of deposit returns due to inventory management efforts.
•$16.4 million in other current and non-current liabilities cash flows primarily driven by an increase in other miscellaneous payables for the nine months ended July 4, 2026 as compared to a decrease in the nine months ended June 28, 2025 due to the timing of bank deposits and factoring.
•$14.4 million in stock based compensation expense primarily driven by stock accelerations from previously announced executive retirement agreements in the nine months ended July 4, 2026.
•$9.4 million in accrued income taxes payable driven by an increase in deferred income tax benefit in the nine months ended July 4, 2026 compared to the nine months ended June 28, 2025.
•$8.2 million in other, net primarily driven by lower payments for operating leases in the nine months ended July 4, 2026 compared to the nine months ended June 28, 2025.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 4, 2026	June 28, 2025
Days in accounts receivable	56	59
Days in contract assets	13	13
Days in inventory	116	128
Days in accounts payable	(76)	(72)
Days in advanced payments	(47)	(59)
Annualized cash cycle	62	69
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
As of July 4, 2026, annualized cash cycle days decreased seven days compared to June 28, 2025 due to the following:
Days in accounts receivable for the three months ended July 4, 2026 decreased three days compared to the three months ended June 28, 2025. The decrease is primarily attributable to the timing of customer shipments and payments as well as the mix of customer payment terms.
Days in contract assets for the three months ended July 4, 2026 remained flat compared to the three months ended June 28, 2025.
Days in inventory for the three months ended July 4, 2026 decreased twelve days compared to the three months ended June 28, 2025. The decrease is primarily attributable to increased net sales and continued inventory management efforts.
Days in accounts payable for the three months ended July 4, 2026 increased four days compared to the three months ended June 28, 2025. The increase is primarily attributable to timing of materials procurement and payments to suppliers.
Days in advanced payments for the three months ended July 4, 2026 decreased twelve days compared to the three months ended June 28, 2025. The decrease was primarily attributable to a return of advanced payments to customers due to continued inventory management efforts.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow generated or used in operations less capital expenditures. FCF was $(35.3) million for the nine months ended July 4, 2026 compared to $56.8 million for the nine months ended June 28, 2025, a decrease of $92.1 million.
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
A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP as follows (in millions):

	Nine Months Ended
	July 4, 2026	June 28, 2025
Cash flows provided by operating activities	$39.0	$117.2
Payments for property, plant and equipment	(74.3)	(60.4)
Free cash flow	$(35.3)	$56.8

Investing Activities. Cash flows used in investing activities were $74.6 million for the nine months ended July 4, 2026 compared to $60.8 million for the nine months ended June 28, 2025. The increase in cash used in investing activities was primarily due to a $14.0 million increase in capital expenditures.
We currently estimate capital expenditures for fiscal 2026 will be approximately $100.0 million to $120.0 million to support new program ramps and replace older equipment.
Financing Activities. Cash flows provided by financing activities were $42.2 million for the nine months ended July 4, 2026 compared to cash flows used in financing activities of $168.3 million for the nine months ended June 28, 2025. The increase was primarily attributable to net borrowings on the credit facility for the nine months ended July 4, 2026 of $132.0 million partially offset by $64.1 million in cash used to repurchase our common stock. This is compared to net repayments which included the repayment, on maturity, of $100.0 million in principal amount of our 4.05% Senior Notes and net repayments on the credit facility for the nine months ended June 28, 2025 of $5.0 million as well as $43.8 million in cash used to repurchase common stock.
On August 14, 2024, the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock (the "2025 Program"). The 2025 Program became effective upon completion of the 2024 Program and was completed in fiscal 2025. During the three months ended June 28, 2025, we repurchased 143,282 shares under this program for $18.4 million at an average price of $128.70 per share. During the nine months ended June 28, 2025, we repurchased 314,344 shares under this program for $43.4 million at an average price of $138.19 per share. The nine months ended June 28, 2025 purchased amounts exclude excise tax on share repurchases of $0.4 million.
On May 14, 2025, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration. During the three months ended July 4, 2026, we repurchased 79,707 shares under this program for $20.6 million at an average price of $258.75 per share. During the nine months ended July 4, 2026, we repurchased 341,799 shares under this program for $63.6 million at an average price of $186.25 per share. As of July 4, 2026, $21.4 million of authority remained under the 2026 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 5, 2026, we refinanced our then-existing revolving credit facility (as amended by that certain Amended and Restated Credit Agreement dated June 9, 2022, the "Prior Credit Facility"), by entering into a new five-year revolving credit facility (collectively with the Prior Credit Facility referred to as the "Credit Facility"), which extended the maturity from June 9, 2027 to June 5, 2031. The maximum commitment under the Credit Facility is $500 million and may be further increased to $750 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. During the nine months ended July 4, 2026, the highest daily borrowing under the Credit Facility was $233.0 million; the average daily borrowings were $127.6 million. During the nine months ended June 28, 2025, the highest daily borrowing was $125.0 million; the average daily borrowings were $33.3 million. As of July 4, 2026, we were in compliance with all our financial covenants relating to the Credit Facility
We have Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") and other unaffiliated financial institutions, under which we may elect to sell receivables, at a discount. These facilities are uncommitted facilities. The maximum facility amount under the MUFG RPA as of July 4, 2026 is $340.0 million. The maximum facility amount under the HSBC RPA as of July 4, 2026 is $70.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA previously discussed.
We sold $225.2 million and $179.6 million of trade accounts receivable under these programs during the three months ended July 4, 2026 and June 28, 2025, respectively, in exchange for cash proceeds of $223.4 million and $177.8 million, respectively. We sold $664.8 million and $502.6 million of trade accounts receivable under these programs during the nine months ended July 4, 2026 and June 28, 2025, respectively, in exchange for cash proceeds of $659.3 million and $497.6 million, respectively. As of July 4, 2026 and September 27, 2025, $234.9 million and $214.4 million, respectively, of accounts receivables sold under trade accounts receivable programs and subject to servicing by us remained outstanding.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 13, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.

Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as well as execution upon our share repurchase authorizations as management deems appropriate, for the next twelve months. We believe our balance sheet is positioned to support the potential future challenges presented by macroeconomic factors including increased working capital requirements associated with longer lead-times for components, increased component and labor costs, and operating inefficiencies due to supply chain constraints. As of the end of the third quarter of fiscal 2026, cash and cash equivalents and restricted cash were $315 million, while debt, finance lease and other financing obligations were $275 million. If our future financing needs increase, then we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms or at all.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies are disclosed in our 2025 Annual Report on Form 10-K. During the third quarter of fiscal 2026, there were no material changes.

NEW ACCOUNTING PRONOUNCEMENTS
See "Recently Issued Accounting Pronouncements Not Yet Adopted," in Note 1, "Basis of Presentation" in Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the third quarter of fiscal 2026, there were no material changes in our exposure to market risk from changes in foreign exchange and interest rates from those disclosed in our 2025 Annual Report on Form 10-K.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	July 4, 2026	June 28, 2025
Net Sales	8%	9%
Total Costs	18%	18%
We have evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on our overall currency exposure, as of July 4, 2026, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on our financial position, results of operations, or cash flows.

Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing market risk. To achieve this, we limit the amount of principal exposure to any one issuer.
As of July 4, 2026, our only material interest rate risk was associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate equal to an alternate base rate, Term SOFR, EURIBOR, or Daily Simple SONIA, plus, in each case, an applicable interest rate margin based on the ratio of the Company's then current consolidated total indebtedness (minus certain unrestricted cash and cash equivalents in an amount not to exceed $150 million) to consolidated EBITDA. The Company will also pay a fee on the daily unused commitments under the Second Amended and Restated Credit Agreement, based on the ratio of the Company's then current consolidated total debt (minus certain unrestricted cash and cash equivalents in an amount not to exceed $150 million) to consolidated EBITDA, of between 10 and 25 basis points. Based on our overall interest rate exposure, as of July 4, 2026, a 10.0% change in interest rates would not have a material effect on our financial position, results of operations, or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of July 4, 2026, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by us during the three months ended July 4, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 5, 2026 - May 2, 2026	29,222	$231.43	29,222	$35,232,086
May 3, 2026 - May 30, 2026	25,669	263.29	25,669	28,473,728
May 31, 2026 - July 4, 2026	24,816	286.24	24,816	21,370,307
Total	79,707	$258.75	79,707
(1) On May 14, 2025, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its common stock (the “2026 Program”). The 2026 Program became effective upon completion of the 2025 Program and has no expiration.
The table above reflects the maximum dollar amount remaining available for purchase under the 2026 Program as of July 4, 2026.

ITEM 5.    OTHER INFORMATION
(c) During the third quarter of fiscal 2026, Michael Schrock, a member of Plexus' board of directors, adopted a Rule 10b5-1 trading arrangement on May 8, 2026. This arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,667 shares of the Company's common stock through August 1, 2027. None of our other directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the quarter.

ITEM 6.    EXHIBITS
The list of exhibits is included below.

Exhibit No.	Exhibit
10.1
Second Amended and Restated Credit Agreement, dated June 5, 2026, by and among Plexus Corp., certain of its subsidiaries from time to time party thereto as borrowers, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 5, 2026).

10.2*
Retirement and Transition Agreement by and between Plexus Corp. and Patrick J. Jermain, dated April 28, 2026 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 2026).

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2026, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal third quarter ended July 4, 2026, formatted in Inline XBRL and contained in Exhibit 101.
*	Designates management compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	August 6, 2026	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	August 6, 2026	/s/ David W. Abuhl
David W. Abuhl
Senior Vice President and Chief Financial Officer